Form 10QSB
period 2004-03-31
QUANTUM CO INC
filed 2004-07-01
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarter report ended March 31, 2004
                                       or

 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from to ___________

                         Commission File number 0-50519

                             QUANTUM COMPANIES, INC.
   (Exact name of small business issuer as registrant as specified in charter)

                                Nevada 88-0448810
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

              350 W. Ninth Street, Suite #204, Escondido, CA 92025
                     (Address of principal executive office)

          Registrants telephone no., including area code (760) 291-1710


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


        Class                           Outstanding as of March 31, 2004
     Common Stock, $0.001                              3,085,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION
                                     Heading                            Page

Item 1.                Consolidated Financial Statements                1

                       Consolidated Balance Sheets March 31, 2004
                         And December 31, 2003                          2

                      Consolidated Statements of Operations three months
                         Ended March 31, 2004 and 2003                  3

                      Consolidated Statements of Stockholders Equity    4

                      Consolidated Statements of Cash Flows three months
                           Ended March 31, 2004 and 2003                5

                      Notes to Consolidated Financial Statements        6-7

Item 2.               Managements Discussion and Analysis and
                           Result of Operations                         8-9

Item 3.             Controls and Procedures                             9


                           PART II. OTHER INFORMATION

Item 1.               Legal Proceedings                                 9

Item 2.               Changes in Securities                             9

Item 3.               Defaults Upon Senior Securities                   9-10

Item 4.               Submission of Matter to be a Vote of
                        Securities Holders                             10

Item 5.               Other Information on Form 8-K                    10

Item 6.               Exhibits and Reports on 8K                       10

                           Signatures                                   S-1

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement


The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Company as of March 31, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003 and the statement of stockholders equity for the period of October 15, 1999 to March 31, 2004 are included in this document.

Operating results for the quarters ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                           QUANTUM COMPANIES, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                     ASSETS
                                              As of        As of
                                             March 31,   December 31,
                                              2004         2003
Current Assets
Cash                                        $  22,462    $  24,364
Accounts receivable                             2,000        2,000
Trading securities                                750          900
Total Current Assets                           25,212       27,264
Other Assets
Investments in other
companies                                           -            -
Web-site                                        3,420        3,420
Total Other Assets                              3,420        3,420
TOTAL ASSETS                                $  28,632    $  30,684
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $     112    $     112
Loan payable - related
party (see note 5)                             20,000       20,000
Total Current Liabilities                      20,112       20,112
TOTAL LIABILITIES                              20,112       20,112
STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 25,000,000
shares authorized;
3,085,000 shares issued and outstanding a
s of March 31, 2004
and December 31, 2003, respectively.)           3,085        3,085
Stock subscription receivable                  (1,600)      (1,600)
Additional paid-in capital                    117,765      117,765
Deficit accumulated during
development stage                            (110,730)    (108,678)
Total Stockholders' Equity                      8,520       10,572
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                        $  28,632    $  30,684

                  QUANTUM COMPANIES, INC.
               (A Development Stage Company)
           Consolidated Statements of Operations
                                       For The        For The   October 15, 1999
                                     Three Months    Three Months    (Inception)
                                        Ended          Ended           through
                                      March 31,       March 31,       March 31,
                                       2004             2003             2004
Revenues                                  $   -          $   -         $    -
Operating Expenses
General & administrative
expenses                                  2,052            551         24,886
Total Operating expenses                  2,052            551         24,886
Operating Income (Loss)                  (2,052)          (551)       (24,886)
Other Income (Expenses)
Loss in investment                            -              -         (3,000)
Loss on marketable securities                 -              -           (900)
Total Other Income (Expenses)                 -              -         (3,900)
Net Income (Loss) from continuing
operations                          $    (2,052)   $      (551)   $   (28,786)
Discontinued Operations
Gain (loss) on operations of
apartment building                            -              -        (81,944)
Net Income (Loss)                   $    (2,052)   $      (551)   $  (110,730)
Basic Income (Loss) Per Share       $     (0.00)   $     (0.00)
Weighted average number of
common shares outstanding             3,085,000      2,810,000

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
            From October 15, 1999 (inception) through March 31, 2004


                                                common           common
                                                stock            stock
                                                                 amount

   Beginning balance, October 15, 1999                   -          $ -

   Common stock issued on October 15, 1999 for
  organization costs @ $0.01 per share            100,000          100

   Net income,  December 31, 1999

   Balance,  December 31, 1999                     100,000          100

   Common stock issued on September 5, 2000 in
   connection with a private placement valued @ $0.01
   per share (less $5,000 stock subscription)    1,550,000        1,550

   Common stock issued on September 5, 2000 for
   subscription receivable @ $0.01 per share       160,000          160

   Net loss,  December 31, 2000

   Balance,  December 31, 2000                   1,810,000        1,810

   Common stock issued on March 1, 2001 in
   connection with a real estate purchase contract valued
    @ $0.10 per share                            1,000,000        1,000

   Net loss,  December 31, 2001

   Balance,  December 31, 2001                   2,810,000        2,810

   Stock subscription received on April 30, 2002

   Net loss,  December 31, 2002

   Balance,  December 31, 2002                   2,810,000        2,810

   Common stock issued on April 9, 2003 for
   directors fees valued @ $0.01 per share         175,000          175

   Common stock issued on April 9, 2003 to
   Corporate Capital valued @ $0.01 per share      100,000          100

   Net loss,  December 31, 2003

  Balance,  December 31, 2003                   3,085,000        3,085

   Other comprehensive loss March 31, 2004

   Net loss,  December 31, 2003

   Balance,  March 31, 2004                      3,085,000      $ 3,085






                                                                       Deficit
                                           Additional      Stock     Accumulated
                                            Paid In    Subscription    During
                                            Capital     Receivable   Development
                                                                       Stage


Beginning balance, October 15, 1999               $ -          $ -          $ -

Common stock issued on October 15, 1999 for
organization costs
@ $0.01 per share                                 900

Net income, December
31, 1999

Balance, December
31, 1999                                         900            -            -

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000
stock subscription)                             13,950       (5,000)

Common stock issued on September 5, 2000 for
subscription receivable
@ $0.01 per share                               1,440       (1,600)

Net loss, December
31, 2000                                                                 (1,000)

Balance, December 31, 2000                     16,290       (6,600)      (1,000)

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                              99,000

Net loss, December
31, 2001                                                                 (8,304)

Balance, December
31, 2001                                     115,290       (6,600)       (9,304)

Stock subscription received
on April 30, 2002                                            5,000

Net loss, December 31, 2002                                             (81,505)

Balance, December 31, 2002                    115,290       (1,600)     (90,809)

Common stock issued on April 9, 2003 for
directors fees valued
@ $0.01 per share                               1,575

Common stock issued on April 9, 2003 to
Corporate Capital valued
@ $0.01 per share                                 900

Net loss, December 31, 2003                                             (17,869)

Balance, December 31, 2003                    117,765       (1,600)    (108,678)

Other comprehensive loss
March 31, 2004

Net loss, December 31, 2003                                              (2,052)

Balance, March 31, 2004                     $ 117,765    $  (1,600)   $(110,730)




                                                            Other
                                                        Comprehensive
                                                            Income      Total
                                                            (Loss)


Beginning balance, October 15, 1999                            $ -         $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                             -       1,000

Net income, December 31, 1999                                    -           -

Balance, December 31, 1999                                       -       1,000

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                       -      10,500

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share
Net loss, December 31, 2000                                      -      (1,000)

Balance, December 31, 2000                                       -      10,500

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                                -     100,000

Net loss, December 31, 2001                                      -      (8,304)

Balance, December 31, 2001                                       -     102,196

Stock subscription received on April 30, 2002                    -       5,000

Net loss, December 31, 2002                                      -     (81,505)

Balance, December 31, 2002                                       -      25,691

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                          -       1,750

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share                       -       1,000

Net loss, December 31, 2003                                      -     (17,869)

Balance, December 31, 2003                                       -      10,572

Other comprehensive loss March 31, 2004                          0

Net loss, December 31, 2003                                      -      (2,052)

Balance, March 31, 2004                                        $ -   $   8,520

                    QUANTUM COMPANIES, INC.
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows
                                                For The     For The   October 15
                                             Three Months  Three Months    1999
                                                 Ended        Ended  (Inception)
                                                March 31,    March 31,  through
                                                 2004         2003      March 31
                                                                           2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income
(loss)                                      $  (2,052)   $    (551)   $(110,730)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from sale of disposable asset              -            -       85,370
(Increase) decrease in
assets:
Accounts
receivables                                         -       (1,000)      (2,000)
Increase (decrease) in liabilities:
Payables & current
liabilities                                         -            -          112
Investment in trading
securities                                        150            -         (750)
Common stock issued for
services                                            -        2,750        2,750
Net cash provided by (used in) operating
activities                                     (1,902)       1,199      (25,248)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of disposable asset and
improvements                                                           (403,351)
Sale of disposable
asset                                                                    350,000
Costs of selling disposable
asset                                                                   (32,019)
Website development                                 -       (2,323)      (3,420)
Net cash provided by (used in)
investing activities                                -       (2,323)     (88,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock
subscription                                        -            -       (1,600)
Change in loans payable                             -            -       20,000
Change in common
stock                                               -            -        2,810
Change in paid in
capital                                             -            -      115,290
Net cash provided by (used in)
inancing activities                                 -            -      136,500
Net increase (decrease)
in cash                                        (1,902)      (1,124)      22,462
Cash at beginning of year                      24,364       16,458            -
Cash at end of year                         $  22,462    $  15,334    $  22,462
Supplemental Cash Flows
Disclosures:
Loss on valuation of
trading securities                            $  150.00  $      -
Cash paid during period
for income taxes                              $     -    $      -
Schedule of Non-Cash
Activities:
Common stock issued
for services                                  $     -    $   2,750

                             QUANTUM COMPANIES, INC.
                   Consolidated Notes to Financial Statements
                              As of March 31, 2004




NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2004 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2003 audited consolidated financial statements. The results of operations for periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.


NOTE 2.   GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. The Company is in the development stage and is currently implementing their business plan. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is managements plan to seek additional capital through sale of its securities through private placements. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTE 3.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Quantum Companies, Inc. (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate property. On January 30, 2001 the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc. a publicly traded company. The Company purchased the property for $399,000 of which $100,000 was paid by the issuance of the Companys common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. Therefore the real estate operation is presented as a discontinued operation. The Company received cash proceeds of about $27,000 from the sale of the property, which it has approximately used $6,095 to develop Eshop Communities, Inc. (referred to hereafter as Eshop).

     The Company has issued 3,085,000 shares of $0.01 par value common stock.

     The Company operates through its two subsidiaries: Eshop of California and Eshop of Nevada.

     Eshop, Inc., was incorporated in California on August 23, 2002 and in Nevada on September 12, 2002. Eshop is an operating subsidiary of the Company that has developed an online marketing portal that is geared toward smaller business that cannot afford large marketing budgets to give them an advertising presence. Eshop charges the merchant a fee to put them in the online portal that Eshop then promotes this portal to the local community. The merchants have the ability to promote themselves on the portal by having an info page, link to their website, and a printable coupon.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of March 31, 2004, the Company has $25,212 in total current assets, compared to total current assets of $27,264 as of December 31, 2003. The major factor in the reduction of current assets was the use of cash in operations to fund the implementation of the Companys business plan. Currently, the current assets are comprised of $22,462 in cash, $2,000 in accounts receivable, and $750 in trading securities.

     As of March 31, 2004, the Company has $20,112 in total current liabilities which is the same as of December 31, 2003. Included in the current liabilities is a note payable to Triad Industries, Inc. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and its wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted before the Companys common stock trades publicly, it would be onverted at approximately $.015 per share or 1,333,333 shares of the Companys common stock. If the note was converted after the Company commences trading, management would look to use the trading price of the Companys common stock.

Results of Operations

     For the three months ending March 31, 2004, the Company had a net loss of $2,052 compared to a net loss of $551 for the same period of 2003. This $1,351 increase in the net loss stems from additional expenditures while the Company attempts to enact its business plan. Management had anticipated the burn rate to be about two thousand dollars a month when it had hired a portal master and started submitting the website to search engines. However, the Company has not yet contracted with a portal master due to unforeseen circumstances. The portal master the Company had been in conversation with had to relocate to the east coast for personal reasons. Management views this as a small setback. It should be noted that this individual is due back in late August and the Company is planning to use their services then.

     The Company had zero revenues from the advertising portal since inception therefore no comparative information is presented.

Net Operating Loss

     The Company has accumulated approximately $110,730 of net operating loss carryforwards as of March 31, 2004, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $81,944 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2024. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

Sale of Common Capital Stock

            None.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

Item 3. Controls and Procedures

     The Companys management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

     However, it should be noted that the Company has become aware of the fact that another entity has trademarked the name Eshop. The Company received the opinion from legal counsel that the likelihood of successful litigation against the Company to stop using the name Eshop would be in his opinion fifty- fifty. To head off a further potential problem, management has decided to rename the operating subsidiary. Currently no new name has been proposed. Management will evaluate in the next 60 days names that identify the business plan the Company is trying to enact. At that time, management will acquire the appropriate web domains and will file the appropriate documents to enact the name change


 ITEM 2. CHANGES IN SECURITIES

            None.

As of March 31, 2004, the Company has 3,085,000 shares of common stock issued and outstanding.

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

            None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

            None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       33.1 302 Certification of the President
b.       33.2 302 Certification of the CFO
c.       99.1 906 Certification of Michael Kelleher
d.       99.2 906 Certification of Linda Bryson

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    QUANTUM COMPANIES, INC.


                          Dated: June 28, 2004

                                               By:/s/ Michael Kelleher
                                                   Michael Kelleher
                                                   President, Director



                          Dated: June 28, 2004

                                               By:/s/ Linda Bryson
                                                   Linda Bryson
                                                   Sec. / Treas., CFO, Director