Form 10QSB
period 2004-06-30
QUANTUM CO INC
filed 2004-08-17
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarter report ended June 30, 2004
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28581

                             QUANTUM COMPANIES, INC.
   (Exact name of small business issuer as registrant as specified in charter)

                                Nevada 88-0448810
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                    122 East Grand Ave., Escondido, CA 92025
                     (Address of principal executive office)

          Registrants telephone no., including area code (760) 741-1128


          Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


                         Class                  Outstanding as of June 30, 2004

                       Common Stock, $0.001                 3,085,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                  Heading                      Page

Item 1.      Consolidated Financial Statements                   1-2

             Consolidated Balance Sheets June 30, 2004
              And December 31, 2003                              3-4

             Consolidated Statements of Stockholders Equity      5

             Consolidated Statements of Cash Flows for the six months
              Ended June 30, 2004 and 2003                       6

             Notes to Consolidated Financial Statements          7-8

Item 2.      Managements Discussion and Analysis and
              Result of Operations                               9-10

Item 3.      Controls and Procedures                             10


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                   10

Item 2.      Changes in Securities                               11

Item 3.      Defaults Upon Senior Securities                     11

Item 4.      Submission of Matter to be a Vote of Securities Holders  11

Item 5.      Other Information on Form 8-K                       11

Item 6.      Exhibits and Reports on 8K                          11

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

          The unaudited balance sheet of the Company as of June 30, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2004 and June 30, 2003 and the statement of stockholders equity for the period of October 15, 1999 to June 30, 2004 are included in this document.

          Operating results for the quarters ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004

Armando C. Ibarra, C.P.A.
of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD
To the Board of Directors of
Quantum Companies, Inc.



          We have reviewed the accompanying consolidated balance sheets of Quantum Companies, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations and cash flows for the six and three months then ended and from October 15, 1999 (inception) through June 30, 2004. These financial statements are the responsibility of the Companys management.

          We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

          As discussed in Note 2, there is substantial doubt that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



____________________________
Armando C. Ibarra, CPA-APC

August 12, 2004
Chula Vista, California

                            QUANTUM COMPANIES, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                     ASSETS
                                                  As of        As of
                                                  June 30,   December 31,
                                                   2004        2003
Current Assets
Cash                                           $  19,925    $  24,364
Accounts receivable                                2,000        2,000
Trading securities                                 2,100          900
Total Current Assets                              24,025       27,264
Other Assets
Investments in other companies                     2,000            -
Web-site                                           3,420        3,420
Total Other Assets                                 5,420        3,420
TOTAL ASSETS                                   $  29,445    $  30,684
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                               $     947    $     112
Loan payable - related party (see note 5)         20,000       20,000
Total Current Liabilities                         20,947       20,112
TOTAL LIABILITIES                                 20,947       20,112
STOCKHOLDERS' EQUITY
Common stock ($.001 par value,
25,000,000 shares authorized;
3,085,000 shares issued and
outstanding as of June 30, 2004
and December 31, 2003, respectively.)              3,085        3,085
Stock subscription receivable                     (1,600)      (1,600)
Additional paid-in capital                       117,765      117,765
Deficit accumulated during development stage    (110,752)    (108,678)
Total Stockholders' Equity                         8,498       10,572
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                           $  29,445    $  30,684

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                 Six Months       Six Months
                                                   Ended            Ended
                                                  June 30,         June 30,
                                                    2004             2003
    Revenues                                    $                 $     -
    Operating Expenses
        General & administrative expenses               3,424           13,152
    Total Operating expenses                            3,424           13,152
    Operating Income (Loss)                            (3,424)         (13,152)
    Other Income (Expenses)
        Loss in investment                                  -                -
        Gain (loss) on marketable securities            1,350                -
    Total Other Income (Expenses)                       1,350                -
    Net Income (Loss) from continuing operat$ons       (2,074) $       (13,152)
    Discontinued Operations
    Gain (loss) on operations of apartment building         -                -
    Net Income (Loss)                           $      (2,074)$        (13,152)
    Basic Income (Loss) Per Share               $       (0.00) $         (0.00)
    Weighted average number of
      common shares outstanding                     3,085,000        2,810,000














                                                 Three Months    Three Months
                                                   Ended            Ended
                                                  June 30,         June 30,
                                                  2004              2003
Revenues                                              $     -       $      -
Operating Expenses
General & administrative expenses                       1,372         12,601
Total Operating expenses                                1,372         12,601
Operating Income (Loss)                                (1,372)       (12,601)
Other Income (Expenses)
Loss in investment                                          -              -
Gain (loss) on marketable securities                    1,350              -
Total Other Income (Expenses)                           1,350              -
Net Income (Loss) from continuing operat$ons      $       (22)   $   (12,601)
Discontinued Operations
Gain (loss) on operations of apartment building             -              -
Net Income (Loss)                                 $       (22)   $   (12,601)
Basic Income (Loss) Per Share                     $     (0.00)   $     (0.00)
Weighted average number of
common shares outstanding                           3,085,000      2,936,105





                                                   October 15, 1999
                                                    (Inception)
                                                      through
                                                     June 30,
                                                       2004
    Revenues                                        -
Operating Expenses
General & administrative expenses                    26,258
Total Operating expenses                             26,258
Operating Income (Loss)                             (26,258)
Other Income (Expenses)
Loss in investment                                   (3,000)
Gain (loss) on marketable securities                    450
Total Other Income (Expenses)                        (2,550)
Net Income (Loss) from continuing operat$ons      $ (28,808)
Discontinued Operations
Gain (loss) on operations of apartment building     (81,944)
Net Income (Loss)                                 $(110,752)
Basic Income (Loss) Per Share
Weighted average number of
common shares outstanding

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
             From October 15, 1999 (inception) through June 30, 2004


                                                                  Common
                                                    Common         Stock
                                                     Stock        Amount


Beginning balance, October 15, 1999                          -           $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                   100,000           100

Net income,  December 31, 1999

Balance,  December 31, 1999                            100,000           100

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)           1,550,000         1,550

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share              160,000           160

Net loss,  December 31, 2000

Balance,  December 31, 2000                          1,810,000         1,810

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
 @ $0.10 per share                                   1,000,000         1,000

Net loss,  December 31, 2001

Balance,  December 31, 2001                          2,810,000         2,810

Stock subscription received on April 30, 2002

Net loss,  December 31, 2002

Balance,  December 31, 2002                          2,810,000         2,810

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                175,000           175

Common stock issued on April 9, 2003 to

Corporate Capital valued @ $0.01 per share             100,000           100

Net loss,  December 31, 2003

Balance,  December 31, 2003                          3,085,000         3,085

Net loss,  June 30, 2004

Balance, June 30, 2004                               3,085,000       $ 3,085






                                                     Additional       Stock
                                                      Paid In     Subscription
                                                      Capital      Receivable


Beginning balance, October 15, 1999                           $ -        $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                          900

Net income, December 31, 1999

Balance, December 31, 1999                                    900          -

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                 13,950     (5,000)

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                   1,440     (1,600)

Net loss, December 31, 2000

Balance, December 31, 2000                                 16,290     (6,600)

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                          99,000

Net loss, December 31, 2001

Balance, December 31, 2001                                115,290     (6,600)

Stock subscription received on April 30, 2002                          5,000

Net loss, December 31, 2002

Balance, December 31, 2002                                115,290     (1,600)

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                     1,575

Common stock issued on April 9, 2003 to

Corporate Capital valued @ $0.01 per share                    900

Net loss, December 31, 2003

Balance, December 31, 2003                                117,765     (1,600)

Net loss, June 30, 2004

Balance, June 30, 2004                                   $117,765   $ (1,600)





                                                             Deficit
                                                          Accumulated
                                                            During       Total
                                                         Developement
                                                            Stage

Beginning balance, October 15, 1999                            $ -          $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                             -        1,000

Net income, December 31, 1999                                    -

Balance, December 31, 1999                                       -        1,000

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                       -       10,500

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                        -            -

Net loss, December 31, 2000                                 (1,000)      (1,000)

Balance, December 31, 2000                                  (1,000)      10,500

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                                -      100,000

Net loss, December 31, 2001                                 (8,304)      (8,304)

Balance, December 31, 2001                                  (9,304)     102,196

Stock subscription received on April 30, 2002                    -
Net loss, December 31, 2002                                (81,505)     (81,505)

Balance, December 31, 2002                                 (90,809)      25,691

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                          -        1,750

Common stock issued on April 9, 2003 to

Corporate Capital valued @ $0.01 per share                       -        1,000

Net loss, December 31, 2003                                (17,869)     (17,869)

Balance, December 31, 2003                                (108,678)      10,572

Net loss, June 30, 2004                                     (2,074)      (2,074)

Balance, June 30, 2004                                   $(110,752)   $   8,498

             QUANTUM COMPANIES, INC.
          (A Development Stage Company)
      Consolidated Statements of Cash Flows

                                              Six Months   Six Months
                                                Ended        Ended
                                              June 30,     June 30,
                                                  2004         2003
    CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $ (2,074)   $(13,152)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from sale of disposable asset                 -           -
(Increase) decrease in assets:
Accounts receivables                                   -      (1,000)
Investment in trading securities                  (1,200)          -
Increase (decrease) in liabilities:
Payables & current liabilities                       835           -
Common stock issued for services                       -       2,750
Net cash provided by (used in)
operating activities                              (2,439)    (11,402)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of disposable asset and improvements          -           -
Sale of disposable asset                               -           -
Costs of selling disposable asset                      -           -
Investment in other companies                     (2,000)          -
Website development                                    -      (2,323)
Net cash provided by (used in)
investing activities(                              2,000)     (2,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                           -           -
Change in loans payable                                -           -
Change in common stock                                 -           -
Change in paid in capital                              -           -
Net cash provided by (used in)
financing activities                                   -           -
Net increase (decrease) in cash                   (4,439)    (13,725)
Cash at beginning of period                       24,364      16,458
Cash at end of period                           $ 19,925    $  2,733
Supplemental Cash Flows Disclosures:
Gain on valuation of trading securities         $  1,200 $         -
Cash paid during period for income taxes $             - $         -
Schedule of Non-Cash Activities:
Common stock issued for services             $         -    $  2,750












                                                Three Months Three Months
                                                   Ended       Ended
                                                  June 30,     June 30,
                                                   2004         2003
    CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $    (22)   $(12,601)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from sale of disposable asset                 -           -
(Increase) decrease in assets:
Accounts receivables                                   -           -
Investment in trading securities                  (1,350)          -
Increase (decrease) in liabilities:
Payables & current liabilities                       835           -
Common stock issued for services                       -           -
Net cash provided by (used in)
operating activities                                (537)    (12,601)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of disposable asset and improvements          -           -
Sale of disposable asset                               -           -
Costs of selling disposable asset                      -           -
Investment in other companies                     (2,000)          -
Website development                                    -           -
Net cash provided by (used in)
investing activities                              (2,000)          -
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                           -           -
Change in loans payable                                -           -
Change in common stock                                 -           -
Change in paid in capital                              -           -
Net cash provided by (used in)
financing activities                                   -           -
Net increase (decrease) in cash                   (2,537)    (12,601)
Cash at beginning of period                            8      22,462
Cash at end of period                           $ 19,925    $  2,733
Supplemental Cash Flows Disclosures:
Gain on valuation of trading securities         $   1,350 $         -
Cash paid during period for income taxes        $      -  $        -
Schedule of Non-Cash Activities:
Common stock issued for services                $      -  $         -







                                                 October 15, 1999
                                                  (Inception)
                                                   through
                                                   June 30,
                                                    2004
    CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $(110,752)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from sale of disposable asset             85,370
(Increase) decrease in assets:
Accounts receivables                               (2,000)
Investment in trading securities                   (2,100)
Increase (decrease) in liabilities:
Payables & current liabilities                        947
Common stock issued for services                    2,750
Net cash provided by (used in)
operating activities                              (25,785)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of disposable asset and
improvements                                     (403,351)
Sale of disposable asset                          350,000
Costs of selling disposable asset                 (32,019)
Investment in other companies                      (2,000)
Website development                                (3,420)
Net cash provided by (used in)
investing activities                              (90,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                       (1,600)
Change in loans payable                            20,000
Change in common stock                              2,810
Change in paid in capital                         115,290
Net cash provided by (used in)
financing activities                              136,500
Net increase (decrease) in cash                    19,925
Cash at beginning of period                             -
Cash at end of period                           $  19,925
Supplemental Cash Flows Disclosures:
Gain on valuation of trading securities
Cash paid during period for income taxes
Schedule of Non-Cash Activities:
Common stock issued for services

NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2004 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2003 audited consolidated financial statements. The results of operations for periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.


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

The Company has issued 3,085,000 shares of $0.001 par value common stock.

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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          As of June 30, 2004, the Company has $24,025 in total current assets, compared to total current assets of $27,264 as of December 31, 2003. The major factor in the reduction of current assets was the use of cash in operations to fund the implementation of the Companys business plan and the investment of $2,000 in United States Tourist Attractions.com. It should be noted that the Companys President, Michael Kelleher owns forty five (45) percent of United States Tourist Attractions.com. Currently, the current assets are comprised of $19,925 in cash, $2,000 in accounts receivable, and $2,100 in trading securities.

          As of June 30, 2004, the Company has $20,947 in total current liabilities which is $835 more than December 31, 2003. The increase is due to general and administrative charges that were accrued. Also, ncluded in the current liabilities is a note payable to Triad Industries, Inc. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and its wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted before the Companys common stock trades publicly, it would be converted at approximately $.015 per share or 1,333,333 shares of the Companys common stock. If the note was converted after the Company commences trading, management would look to use the trading price of the Companys common stock.

Results of Operations

          For the three months ending June 30, 2004, the Company had a net loss of $22 compared to a net loss of $12,601 for the same period of 2003. This $12,579 decrease in the net loss stems from the implementation of the Companys business plan not going as planned. Management had anticipated the burn rate to be about two thousand dollars a month when it had hired a portal master and started submitting the website to search engines. However, the Company has not yet contracted with a portal master due to unforeseen circumstances. The portal master the Company had been in conversation with had to relocate to the east coast for personal reasons. It should be noted that this individual is due back in late August and the Company is planning to use their services then. Furthermore, the test marketing of the Companys portal did not go well. Management is still trying to determine if the results would be constant in any community or if the region where the product was tested the local business community was not ready for this type of service.

          The Company had zero revenues from the advertising portal since inception therefore no comparative information is presented.

Net Operating Loss

          The Company has accumulated approximately $110,752 of net operating loss carryforwards as of June 30, 2004, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $81,944 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2024. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

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

Item 3. Controls and Procedures

          The Companys management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


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

            None.

As of June 30, 2004, the Company has 3,085,000 shares of common stock issued and outstanding.

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



                                                     UANTUM COMPANIES, INC.


                                             Dated: August 12, 2004
                                             By:/S/ Michael Kelleher
                                               Michael Kelleher
                                               President, Director



                                             Dated: August 12, 2004
                                             By:/S/ Linda Bryson
                                               Linda Bryson
                                               Sec. / Treas., CFO, Director