Form 10QSB
period 2004-09-30
QUANTUM CO INC
filed 2004-11-12
CIK 1106599

Microsoft Word 10.0.3416;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2004
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


      Class                               Outstanding as of September 30, 2004
Common Stock, $0.001                                     3,085,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1. Consolidated Financial Statements                                 1-2

Consolidated Balance Sheets September 30, 2004
And December 31, 2003                                                     3-4

Consolidated Statements of Operations for the nine months
Ended September 30, 2004 and 2003                                         5

Consolidated Statements of Comprehensive Income (Loss)                    6

Consolidated Statements of Stockholders Equity                            7

Consolidated Statements of Cash Flows for the nine months
Ended September 30, 2004 and 2003                                         8

Notes to Consolidated Financial Statements                                9

Item 2. Managements Discussion and Analysis and
Result of Operations                                                     10-11

Item 3. Controls and Procedures                                          11


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               12

Item 2. Changes in Securities                                           12

Item 3. Defaults Upon Senior Securities                                 12

Item 4. Submission of Matter to be a Vote of Securities Holders         12

Item 5. Other Information on Form 8-K                                   12

Item 6. Exhibits and Reports on 8K                                      12

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

The unaudited balance sheet of the Company as of September 30, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Company's audited financial statements, the unaudited statement of operations and cash flows for the nine months ended September 30, 2004 and September 30, 2003 and the statement of stockholders equity for the period of October 15, 1999 to September 30, 2004 are included in this document.

Operating results for the quarters ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

Armando C. Ibarra, C.P.A.
Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD
Public Accountants

Members of the Better Business Bureau since 1997



October 28, 2004

To the Board of Directors of
Quantum Companies, Inc.
(A Development Stage Company)


This letter confirms our understanding of the arrangements for the review of interim financial information of Quantum Companies, Inc. (A Development Stage Company) for the quarter ended September 30, 2004.

Our review will be conducted in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we will not express on whether the Company's interim financial information is fairly presented in conformity with generally accepted accounting principles.

Management of Quantum Companies, Inc. (A Development Stage Company) has the responsibility for the proper recording of transactions in the books of account, for establishing and maintaining adequate and effective internal control, for the safeguarding of assets, for ensuring compliance with applicable laws and regulations, and for the preparation and substantial accuracy of the interim financial information.

Due to the limited nature of the procedures to be performed, such a review engagement cannot be relied upon to disclose deficiencies in internal control, errors, fraud, or illegal acts that may exist. However, we will inform the appropriate level of management of such matters that come to our attention, unless they are clearly inconsequential.

Quantum Companies, Inc.


Our fees for these services will be based on the actual time spent and costs incurred at our standard hourly rates. Our standard hourly rates vary according to the degree of responsibility involved and the experience level of the personnel assigned to your review. The following estimate is based on anticipated cooperation from your personnel and the assumption that unexpected circumstances will not be encountered during the review. If significant additional time is necessary we will discuss it with you and arrive at a new fee estimate before we incur the additional costs.

Our invoices are due and payable upon presentation.

               Principal                $ 100.00  -      150.00  / an hour
               Staff                    $ 40.00  -       90.00  / an hour
               Bookkeeping & Clerical   $ 25.00  -       45.00  / an hour


We estimate our total fee for this engagement to be $800.

We appreciate the opportunity to be of service to you and believe this letter accurately summarized the significant terms of our engagement. If you have any questions, please let us know. If you agree with the terms of our engagement as described in this letter, please sign the enclosed copy and return it to us.


Very truly yours,


---------------------------------
ARMANDO C. IBARRA, C.P.A. - APC


RESPONSE:


This letter correctly sets forth the understanding of Quantum Companies, Inc.


Officer signature:


--------------------------------


Title:


Date:

                           QUANTUM COMPANIES, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                     ASSETS
                                                  As of          As of
                                               September 30,   December 31,
                                                   2004           2003

Current Assets
Cash                                           $  16,727    $  24,364
Accounts receivable                                2,000        2,000
Trading securities                                 1,200          900
Total Current Assets                              19,927       27,264
Other Assets
Investments in other companies                     2,000            -
Web-site                                           3,420        3,420
Total Other Assets                                 5,420        3,420
TOTAL ASSETS                                   $  25,347    $  30,684
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                               $     247    $      112
Loan payable - related party (see note 5)         20,000       20,000
Total Current Liabilities                         20,247       20,112
TOTAL LIABILITIES                                 20,247       20,112
STOCKHOLDERS' EQUITY
Common stock ($.001 par value,
25,000,000 shares authorized;
3,085,000 shares issued and
outstanding as of September 30, 2004
and December 31, 2003, respectively.)              3,085        3,085
Stock subscription receivable                     (1,600)      (1,600)
Additional paid-in capital                       117,765      117,765
Deficit accumulated during development stage    (114,150)    (108,678)
Total Stockholders' Equity                         5,100       10,572
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                           $  25,347    $  30,684

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                Nine Months      Nine Months
                                                   Ended            Ended
                                              September 30,    September 30,
                                                    2004             2003
    Revenues                                  $                 $     -
    Operating Expenses
        Depreciation                                      -                -
        General & administrative expenses               5,772           13,222
    Total Operating Expenses                            5,772           13,222
    Operating Income (Loss)                            (5,772)         (13,222)
    Other Income & (Expenses)
        Loss in investment                                  -                -
        Gain (loss) on marketable securities              300                -
   Total Other Income & (Expenses)                       300                -
    Net Income (Loss) from Continuing Operat$ons       (5,472) $       (13,222)
    Discontinued Operations
    Gain (loss) on operations of apartment building         -                -
    Net Income (Loss)                       $          (5,472)$        (13,222)
    Basic Income (Loss) Per Share           $           (0.00) $         (0.00)
    Weighted average number of
      common shares outstanding                     3,085,000        2,986,282







                                                 Three Months      Three Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                     2004              2003
Revenues                                              $     -       $      -
Operating Expenses
Depreciation                                                -              -
General & administrative expenses                       2,348             70
Total Operating Expenses                                2,348             70
Operating Income (Loss)                                (2,348)           (70)
Other Income & (Expenses)
Loss in investment                                          -              -
Gain (loss) on marketable securities                     (900)             -
Total Other Income & (Expenses)                          (900)             -
Net Income (Loss) from Continuing Operat$ons                (3,248)$      (70)
Discontinued Operations
Gain (loss) on operations of apartment building             -              -
Net Income (Loss)                                 $       (3,248   )$      (70)
Basic Income (Loss) Per Share                     $        (0.00)$       (0.00)
Weighted average number of
common shares outstanding                              3,085,000      3,085,000





                                                 (Inception)
                                                    through
                                                 September 30,
                                                      2004

Revenues                                           $      -
Operating Expenses
Depreciation                                              -
General & administrative expenses                    28,606
Total Operating Expenses                             28,606
Operating Income (Loss)                             (28,606)
Other Income & (Expenses)
Loss in investment                                   (3,000)
Gain (loss) on marketable securities                   (600)
Total Other Income & (Expenses)                      (3,600)
Net Income (Loss) from Continuing Operat$ons      $ (32,206)
Discontinued Operations
Gain (loss) on operations of apartment building     (81,944)
Net Income (Loss)                                 $(114,150)
Basic Income (Loss) Per Share
Weighted average number of
common shares outstanding

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity (Deficit) From October 15, 1999 (inception) through September 30, 2004

                                                                      Common
                                                      Common           Stock
                                                       Stock          Amount



Beginning balance, October 15, 1999                          -           $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                   100,000           100

Net income,  December 31, 1999

Balance,  December 31, 1999                            100,000           100

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)           1,550,000         1,550

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share              160,000           160

Net loss,  December 31, 2000

Balance,  December 31, 2000                          1,810,000         1,810

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
 @ $0.10 per share                                   1,000,000         1,000

Net loss,  December 31, 2001

Balance,  December 31, 2001                          2,810,000         2,810

Stock subscription received on April 30, 2002

Net loss,  December 31, 2002

Balance,  December 31, 2002                          2,810,000         2,810

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                175,000           175

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share             100,000           100   0

Net loss,  December 31, 2003

Balance,  December 31, 2003                          3,085,000         3,085

Net loss,  September 30, 2004

Balance, September 30, 2004                          3,085,000       $ 3,085





                                                          Additional    Stock
                                                           Paid In  Subscription
                                                           Capital   Receivable


Beginning balance, October 15, 1999                           $ -        $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                          900

Net income, December 31, 1999

Balance, December 31, 1999                                    900          -

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                 13,950     (5,000)

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                   1,440     (1,600)

Net loss, December 31, 2000

Balance, December 31, 2000                                 16,290     (6,600)

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                          99,000

Net loss, December 31, 2001

Balance, December 31, 2001                                115,290     (6,600)

Stock subscription received on April 30, 2002                          5,000

Net loss, December 31, 2002

Balance, December 31, 2002                                115,290     (1,600)

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                     1,575

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share                    900

Net loss, December 31, 2003

Balance, December 31, 2003                                117,765     (1,600)

Net loss, September 30, 2004

Balance, September 30, 2004                              $117,765   $ (1,600)






                                                            Total

Beginning balance, October 15, 1999                            $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                         1,000

Net income, December 31, 1999                                    -

Balance, December 31, 1999                                   1,000

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                  10,500

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                        -

Net loss, December 31, 2000                                 (1,000)

Balance, December 31, 2000                                  10,500

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                          100,000

Net loss, December 31, 2001                                 (8,304)

Balance, December 31, 2001                                 102,196

Stock subscription received on April 30, 2002                5,000

Net loss, December 31, 2002                                (81,505)

Balance, December 31, 2002                                  25,691

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                      1,750

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share                   1,000

Net loss, December 31, 2003                                (17,869)

Balance, December 31, 2003                                  10,572

Net loss, September 30, 2004                                (5,472)

Balance, September 30, 2004                              $   5,100

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows




                                               Nine Months       Nine Months
                                                  Ended             Ended
                                               September 30,     September 30,
                                                  2004              2003


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $  (5,472)   $ (13,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from sale of disposable assets                 -           -
(Increase) decrease in assets:
Accounts receivables                                    -      (1,000)
Prepaid expenses & real estate escrow                   -       1,000
Investment in trading securities                     (300)          -
Increase (decrease) in liabilities:
Payables & current liabilities                        135        (212)
Common stock issued for services                        -       2,750
Net cash provided by (used in)
operating activities                               (5,637)    (10,684)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of disposable assets
and improvements                                        -           -
Sale of disposable assets                               -           -
Costs of selling disposable assets                      -           -
Investments in other companies                     (2,000)          -
Website development                                     -        (875)
Net cash provided by (used in)
investing activities                               (2,000)       (875)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                            -           -
Change in loans payable                                 -      20,212
Change in common stock                                  -           -
Change in additional paid-in capital                    -           -
Net cash provided by (used in)
financing activities                                    -      20,212
Net increase (decrease) in cash                    (7,637)      8,653
Cash at beginning of period                        24,364      16,458
Cash at end of period                            $ 16,727    $ 25,111
Supplemental Cash Flows Disclosures:
Gain (loss) on valuation of trading secur$ties        300      $    -
Cash paid during period for income taxes             $  -   $       -
Schedule of Non-Cash Activities:
Common stock issued for services                    $   -    $  2,750




                                                      Three months  Three Months
                                                        ended         ended
                                                      September 30  September 30
                                                        2004            2003




CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $    (3,248) $        (70)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from sale of disposable assets                      -           -
(Increase) decrease in assets:
Accounts receivables                                         -           -
Prepaid expenses & real estate escrow                        -       1,000
Investment in trading securities                           750           -
Increase (decrease) in liabilities:
Payables & current liabilities                            (700)       (212)
Common stock issued for services                             -           -
Net cash provided by (used in)
operating activities                                    (3,198)        718
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of disposable assets and improvements               -           -
Sale of disposable assets                                    -           -
Costs of selling disposable assets                           -           -
Investments in other companies                               -           -
Website development                                          -       1,448
Net cash provided by (used in) investing activities          -       1,448
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                                 -           -
Change in loans payable                                      -           -
Change in common stock                                       -      20,212
Change in additional paid-in capital                         -           -
Net cash provided by (used in)
financing activities                                         -      20,212
Net increase (decrease) in cash                         (3,198)     22,378
Cash at beginning of period                             19,925       2,733
Cash at end of period                                 $ 16,727    $ 25,111
Supplemental Cash Flows Disclosures:
Gain (loss) on valuation of
trading secur$ties                                    $   (900)  $       -
Cash paid during period for income taxes                 $   -    $      -
Schedule of Non-Cash Activities:
Common stock issued for services                       $     -     $     -




                                                    October 15, 1999
                                                     (Inception)
                                                       through
                                                     September 30
                                                        2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $(114,150)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from sale of disposable assets                  85,370
(Increase) decrease in assets:
Accounts receivables                                     (2,000)
Prepaid expenses & real estate escrow                         -
Investment in trading securities                         (1,200)
Increase (decrease) in liabilities:
Payables & current liabilities                              247
Common stock issued for services                          2,750
Net cash provided by (used in) operating activities     (28,983)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of disposable assets and improvements         (403,351)
Sale of disposable assets                               350,000
Costs of selling disposable assets                      (32,019)
Investments in other companies                           (2,000)
Website development                                      (3,420)
Net cash provided by (used in) investing activities     (90,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                             (1,600)
Change in loans payable                                  20,000
Change in common stock                                    2,810
Change in additional paid-in capital                    115,290
Net cash provided by (used in) financing activities     136,500
Net increase (decrease) in cash                          16,727
Cash at beginning of period                                   -
Cash at end of period                                 $  16,727
Supplemental Cash Flows Disclosures:
Gain (loss) on valuation of trading secur$ties
Cash paid during period for income taxes
Schedule of Non-Cash Activities:
Common stock issued for services

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                   Consolidated Notes to Financial Statements
                            As of September 30, 2004
7



NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2004 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.


NOTE 2.   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. The Company is in the development stage and is currently implementing their business plan. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTE 3.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum Companies, Inc. (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate property. On January 30, 2001 the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc. a publicly traded company. The Company purchased the property for $399,000 of which $100,000 was paid by the issuance of the Company's common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. Therefore the real estate operation is presented as a discontinued operation. The Company received cash proceeds of about $27,000 from the sale of the property, which it has approximately used $6,095 to develop Eshop Communities, Inc. (referred to hereafter as Eshop).

The Company has issued 3,085,000 shares of $0.001 par value common stock.

The Company operates through its two subsidiaries: Eshop of California and Eshop of Nevada.

Eshop, Inc., was incorporated in California on August 23, 2002 and in Nevada on September 12, 2002. Eshop is an operating subsidiary of the Company that has developed an online marketing portal that is geared toward smaller business' that cannot afford large marketing budgets to give them an advertising presence. Eshop charges the merchant a fee to put them in the online portal that Eshop then promotes this portal to the local community. The merchants have the ability to promote themselves on the portal by having an info page, link to their website, and a printable coupon.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2004, the Company has $19,927 in total current assets, compared to total current assets of $27,264 as of December 31, 2003. The major factor in the reduction of current assets was the use of cash in operations to fund the implementation of the Company's business plan and the investment of $2,000 in United States Tourist Attractions.com. It should be noted that the Company's President, Michael Kelleher owns forty five (45) percent of United States Tourist Attractions.com. Currently, the current assets are comprised of $16,727 in cash, $2,000 in accounts receivable, and $1,200 in trading securities.

             As of September 30, 2004, the Company has $20,247 in total current liabilities which is $135 more than December 31, 2003. The increase is due to general and administrative charges that were accrued. Also, included in the current liabilities is a note payable to Triad Industries, Inc. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and it's wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted before the Company's common stock trades publicly, it would be converted at approximately $.015 per share or 1,333,333 shares of the Company's common stock. If the note was converted after the Company commences trading, management would look to use the trading price of the Company's common stock.

Results of Operations

             For the three months ending September 30, 2004, the Company had a net loss of $3,248 compared to a net loss of $70 for the same period of 2003. This $3,178 increase in the net loss stems from the administration costs while the company is not producing any revenues. Management had anticipated the burn rate to be about two thousand dollars a month when it had hired a portal master and started submitting the website to search engines. However, the Company has not yet contracted with a portal master due to unforeseen circumstances. The portal master the Company had been in conversation with had to relocate to the east coast for personal reasons. Furthermore, the test marketing of the Company's portal did not go well. Management is still trying to determine if the results would be constant in any community or if the region where the product was tested the local business community was not ready for this type of service.

            For the nine months ending September 30, 2004, the Company had a net loss of $5,472 compared to a net loss of $13,222 for the same period of 2003. This $7,750 decrease in the net loss stems from the implementation of the Company's business plan not going as planned. Management had anticipated the burn rate to be about two thousand dollars a month when it had hired a portal master and started submitting the website to search engines. However, the Company has not yet contracted with a portal master due to unforeseen circumstances. The portal master the Company had been in conversation with had to relocate to the east coast for personal reasons.

            Furthermore, the test marketing of the Company's portal has not gone well. Management is still trying to determine if the results would be constant in any community or if the region where the product was tested the local business community was not ready for this type of service.
Management has not yet identified any new areas to test the portal in and is considering abandoning the project, if another business opportunity becomes available.

            The Company had zero revenues from the advertising portal since inception therefore no comparative information is presented.

Net Operating Loss

            The Company has accumulated approximately $114,750 of net operating loss carryforwards as of September 30, 2004, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $81,944 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2024. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

Sale of Common Capital Stock

            None.

Risk Factors and Cautionary Statements

            Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 3. Controls and Procedures

            The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

                  The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

         However, it should be noted that the Company has become aware of the fact that another entity has trademarked the name "Eshop". The Company received the opinion from legal counsel that the likelihood of successful litigation against the Company to stop using the name "Eshop" would be in his opinion fifty- fifty. To head off a further potential problem, management has decided to rename the operating subsidiary. Currently no new name has been proposed. Management originally anticipated reevaluating in the next 60 days names that identify the business plan the Company is trying to enact. However, with the failure of the marketing portal, management has yet to rename its subsidiaries due to the possibility of changing its business plan. At the time this decision is made, management will acquire the appropriate web domains and will file the appropriate documents to enact the name change

ITEM 2. CHANGES IN SECURITIES

            None.

As of September 30, 2004, the Company has 3,085,000 shares of common stock issued and outstanding.

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



QUANTUM COMPANIES, INC.


Dated: November 10, 2004

By:_____________________
Michael Kelleher
President, Director



Dated: November 10, 2004

By:_____________________
Linda Bryson
Sec. / Treas., CFO,
Director