Form 10QSB/A
period 2004-03-31
QUANTUM CO INC
filed 2004-11-17
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB/A


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

                           QUANTUM COMPANIES, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                     ASSETS
                                              As of        As of
                                             March 31,   December 31,
                                              2004         2003
Current Assets
Cash                                        $  22,462    $  24,364
Accounts receivable                             2,000        2,000
Trading securities                                750          900
Total Current Assets                           25,212       27,264
Other Assets
Investments in other
companies                                           -            -
Web-site                                        3,420        3,420
Total Other Assets                              3,420        3,420
TOTAL ASSETS                                $  28,632    $  30,684
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $     112    $     112
Loan payable - related
party                                          20,000       20,000
Total Current Liabilities                      20,112       20,112
TOTAL LIABILITIES                              20,112       20,112
STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 25,000,000
shares authorized;
3,085,000 shares issued and outstanding a
s of March 31, 2004
and December 31, 2003, respectively.)           3,085        3,085
Stock subscription receivable                  (1,600)      (1,600)
Additional paid-in capital                    117,765      117,765
Deficit accumulated during
development stage                            (110,730)    (108,678)
Total Stockholders' Equity                      8,520       10,572
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                        $  28,632    $  30,684

                  QUANTUM COMPANIES, INC.
               (A Development Stage Company)
           Consolidated Statements of Operations
                                       For The        For The   October 15, 1999
                                     Three Months    Three Months    (Inception)
                                        Ended          Ended           through
                                      March 31,       March 31,       March 31,
                                       2004             2003             2004
Revenues                                  $   -          $   -         $    -
Operating Expenses
General & administrative
expenses                                  2,052            551         24,886
Total Operating expenses                  2,052            551         24,886
Operating Income (Loss)                  (2,052)          (551)       (24,886)
Other Income (Expenses)
Loss in investment                            -              -         (3,000)
Loss on marketable securities                 -              -           (900)
Total Other Income (Expenses)                 -              -         (3,900)
Net Income (Loss) from continuing
operations                          $    (2,052)   $      (551)   $   (28,786)
Discontinued Operations
Gain (loss) on operations of
apartment building                            -              -        (81,944)
Net Income (Loss)                   $    (2,052)   $      (551)   $  (110,730)
Basic Income (Loss) Per Share       $     (0.00)   $     (0.00)
Weighted average number of
common shares outstanding             3,085,000      2,810,000

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