Form 10QSB/A
period 2004-06-30
QUANTUM CO INC
filed 2004-11-17
CIK 1106599

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



____________________________
Armando C. Ibarra, CPA-APC

August 12, 2004
Chula Vista, California

                            QUANTUM COMPANIES, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                     ASSETS
                                                  As of        As of
                                                  June 30,   December 31,
                                                   2004        2003
Current Assets
Cash                                           $  19,925    $  24,364
Accounts receivable                                2,000        2,000
Trading securities                                 2,100          900
Total Current Assets                              24,025       27,264
Other Assets
Investments in other companies                     2,000            -
Web-site                                           3,420        3,420
Total Other Assets                                 5,420        3,420
TOTAL ASSETS                                   $  29,445    $  30,684
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                               $     947    $     112
Loan payable - related party                      20,000       20,000
Total Current Liabilities                         20,947       20,112
TOTAL LIABILITIES                                 20,947       20,112
STOCKHOLDERS' EQUITY
Common stock ($.001 par value,
25,000,000 shares authorized;
3,085,000 shares issued and
outstanding as of June 30, 2004
and December 31, 2003, respectively.)              3,085        3,085
Stock subscription receivable                     (1,600)      (1,600)
Additional paid-in capital                       117,765      117,765
Deficit accumulated during development stage    (110,752)    (108,678)
Total Stockholders' Equity                         8,498       10,572
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                           $  29,445    $  30,684

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