Form 10QSB/A
period 2004-09-30
QUANTUM CO INC
filed 2004-11-17
CIK 1106599

Microsoft Word 10.0.3416;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB/A

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


Officer signature:


--------------------------------


Title:


Date:

                           QUANTUM COMPANIES, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                     ASSETS
                                                  As of          As of
                                               September 30,   December 31,
                                                   2004           2003

Current Assets
Cash                                           $  16,727    $  24,364
Accounts receivable                                2,000        2,000
Trading securities                                 1,200          900
Total Current Assets                              19,927       27,264
Other Assets
Investments in other companies                     2,000            -
Web-site                                           3,420        3,420
Total Other Assets                                 5,420        3,420
TOTAL ASSETS                                   $  25,347    $  30,684
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                               $     247    $      112
Loan payable - related party                      20,000       20,000
Total Current Liabilities                         20,247       20,112
TOTAL LIABILITIES                                 20,247       20,112
STOCKHOLDERS' EQUITY
Common stock ($.001 par value,
25,000,000 shares authorized;
3,085,000 shares issued and
outstanding as of September 30, 2004
and December 31, 2003, respectively.)              3,085        3,085
Stock subscription receivable                     (1,600)      (1,600)
Additional paid-in capital                       117,765      117,765
Deficit accumulated during development stage    (114,150)    (108,678)
Total Stockholders' Equity                         5,100       10,572
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                           $  25,347    $  30,684

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