Form 10KSB
period 2004-12-31
QUANTUM CO INC
filed 2005-03-29
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2004
                                       Or
       Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                (No Fee Required)
                       Commission File Number: 000-28581

                             Quantum Companies, Inc.
             (Exact Name of Registrant as specified in its charter)

                                Nevada 88-0361526
     (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

                               122 E. Grand Avenue
                               Escondido, CA 92025
              (Address and zip code of principal executive offices)

                                 (760) 741-1128
               (Registrants telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    x YES NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    x YES NO

As of March 24, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $0 based upon the fact that the common stock of the Company is not traded publicly on any exchange.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.


Common Stock                                     3,085,000 Shares Outstanding
$0.001 par value                                     as of December 31, 2004

Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $0.

                             QUANTUM COMPANIES, INC.
                                TABLE OF CONTENTS


                                  PART I                              Page

Item 1.          Description of Business                               7
Item 2.          Description of Property                               7
Item 3.          Legal Proceedings                                     7
Item 4.          Submission of Matter to a Vote of Security Holders    7


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters 7
Item 6.          Managements Discussion and Analysis or Plan of Operation 13
Item 7.          Financial Statements                                     19
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                  30
Item 8a.        Controls and Procedures

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act    31
Item 10.         Executive Compensation                                   33
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                           34
Item 12.        Certain Relationships and Related Transactions            35
Item 13.        Exhibits and Reports on Form 8-K                          36
Item 14.        Accoountans                                               S-1

ITEM     1.       Description of Business

         Quantum Companies, Inc,. (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate property. On April 1, 2001, the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc. a publicly traded company. The Company purchased the property for $399,000, of which $100,000 was paid by the issuance of the Company's common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. The logistical problems the Company had were mostly due to the inability to oversee the property due to the corporate offices being approximately forty five miles north of the property. In being forty five miles away management had to rely upon a property manager. However, in the opinion of management the property manager at this location did not adequately resolve issues or discrepancies with tenants or the property. Management considered hiring a new manager, but due to the properties age and condition (a cracked slab) management decided to sell the property. The cracked slab was fully disclosed to the purchaser in the sales documents. The Company received cash proceeds of about $27,000 from the sale of the property, some was used to develop a subsidiary named
ESHOPCOMMUNITIES.INC (referred to hereafter as E-shop). As of December 31, 2003, the Company had used $6,095 to develop E-shop. The $6,095 was spent in the following ways $875 to make website technologically feasible, $3,420 on live website, $300 domain registration, and approximately $1,500 for general and administrative expenses.

The Company operates through its two wholly owned subsidiaries E-shop California and E-shop Nevada :

         The Company incorporated E-shop in California on August 23, 2002 and Nevada on September 12, 2002. Although there are two E-shop subsidiaries it should be noted that it is the intention of management for them to operate in the same manner. E-shop is an operating subsidiary of the Company that has developed an online marketing portal that is geared toward smaller business' that cannot afford large marketing budgets to give them an advertising presence. Management defines an online marketing portal as a site where users can go to find merchants who are marketing their business. E-shop charges the merchant a fee to put them in the online portal that E-shop promotes to the local community. The merchants have the ability to promote themselves on the portal by having an informational page, a link to their website, and a printable coupon. The marketing portal is fully operational. However, the Company is currently determining what methods to use to attract retailers and consumers. To date no services have been provided.

         Due to unsuccessful marketing of the Company's business model, management is changing the model slightly. If this is not successful, management will consider merging the Company with another operating entity to give shareholders value.

         The Company operates from the internet domain addresses of www.eshopcommunities.com, www.eshoptemecula.com , www.eshopmurrieta.com , and www.eshopescondido.com . The marketing portal is fully operational.

         The Company has authorized 25,000,000 shares of $0.001 par value common stock. As of December 31, 2004, the Company has 3,085,000 shares of common stock outstanding.

         It should be noted that the Company has become aware of the fact that another entity has trademarked the name "Eshop". The Company received the opinion legal counsel that the likelihood of successful litigation against the Company to stop using the name "Eshop" would be in his opinion fifty- fifty. To head off a further potential problem, management has decided to rename the Company. Currently no new name has been proposed. Management has evaluated operating names that identify the business plan the Company is trying to enact.

         E-shop operates from a single location at 122 E. Grand Avenue, Escondido, California. The company uses 100 square feet, which is provided by E-shops president while the Company attempts to enact its business plan. There are no material terms to the agreement. It should be noted that the agreement is not in writing and no rent is charged to the Company. The property is not owned or rented by the Company, however it is in excellent rental condition.

         Quantum Companies, Inc., utilizes a resident agent office located at 2724 Otter Creek Court, Las Vegas Nevada, 89117.

         In the opinion of management, all of the products and services the Company uses are readily available. The products and services are easily substituted if any complications arose. Therefore, Quantum Companies, Inc., is not dependent on any one company for their operations. It should be noted that the Company does not manufacture any of their own products.

         The Company is not required to deliver an annual report to security holders. The Company will send an annual report with audited financial statements to a security holder if requested. The Company is not currently a reporting entity.

         At this time, the public may read and copy any materials the Company files, with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company has iled it's 10SBA report electronically with the SEC. The SEC maintains a website where these reports may be found. The address of the website is as follows http://www.sec.gov.

Marketing

         Marketing is the responsibility of management. Once E-shop commences business operations the Company will market itself in communities in which it plans to provide services. The Company will use a mix of traditional print media (ie. yellow pages, newspaper, and magazines) along with the internet to contact existing and new clients to advertise on our website and to also contact consumers to use our website. The target audience of E-shop is two fold. E-shop would like to continually reach new businesses in the targeted areas to advertise on our site. Furthermore, E-shop would like to attract consumers that would like to use our website portal to take advantage of the online coupons and services offered by the businesses that advertise on our website. E-shop defines their targeted client as a business that cannot afford a large advertising budget or internet presence, that would like to receive the benefit of advertising services while not absorbing the entire cost. This occurs because E-shop markets the online portal rather than individual businesses to the local targeted consumers. E-shop would like to charge a monthly flat fee to the merchants of $39.95. It should be noted that currently the Company has no paying customers. E-shop considers the users of the portal to be anyone who would like to save money by taking advantage of the online coupons the merchants present on the site. It should be noted that E-shops services are not materially different than the services currently provided in the region.

         Currently, the Company has examples of what a paying customer's advertisement would look like on the live web site. The examples are of entities that are either family or friends of the officers and directors of the Company.

         There is no guarantee that any of the above mentioned market activity will occur, this is only the opinion of management.

         The Company is not dependent on any one customer due to customers being charges a flat monthly fee. All customers would be paying the same amount.

Subsidiaries

         The Company owns two subsidiaries on a wholly owned basis:

The Company operates through its two wholly owned subsidiaries E-shop California and E-shop Nevada :

         The Company incorporated E-shop in Nevada on August 23, 2002 and California on September 12, 2002.Although there are two E-shop subsidiaries it should be noted that it is the intention of management for them to operate in the same manner.

 Quantum Companies, Inc., currently is not active in any business activities. It operates through its wholly owned subsidiaries. Therefore, Quantum Companies Inc., is a holding company.

Services

         E-shop provides an online marketing portal that is geared toward smaller business' that cannot afford large marketing budgets to give them an advertising presence. E-shop charges the merchant a fee to put them in the online portal that E-shop promotes to the local community. The merchants have the ability to promote themselves on the portal by having an informational page, a link to their website, and a printable coupon. To date the Company has not had any paying clients. The current services marketed by the Company have been unsuccessful. Management has been altering the offered services to be sold in conjunction with the services of a search engine optimization company in Temecula, California. To date the service package has not been finalized and has only been conversation.

Employees

    Presently, the Company has 2 employees, the President and Secretary / Treasurer. The employees only donate time on an as needed basis. The President is currently responsible for overseeing the Company's development and performing in house accounting functions. Currently, the President spends approximately 10 hours a month on these duties. The Secretary / Treasurer is currently responsible for general and administrative tasks. Currently, the Secretary / Treasurer spends approximately 8 hours a month on these duties. Management does not intend to hire additional employees, the only hiring would be to replace a vacated position. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered. It should be further noted that the executive management of the Company provide their services on an as needed basis and are issued restricted common stock for their services.

The Company has hired Advanced Outsource, Inc. to perform the sales function of Eshop in the Temecula and Murrieta area. The contract is effective for one year and was executed on October 7, 2003. The contract has a commission only structure. The contract expired on October 7, 2004 and was not renewed.

Competition

         Management considers competition to be any other online portal in, the community they plan to develop in to be competition. In the first area the Company has identified in Temecula and Murrieta, management is aware of three other companies providing the same services. Management became aware of the other companies providing similar services via the local Chamber of Commerce, internet research and the phone book. These three other entities are already operational. The three other entities are temeculaonline.net, Temelink.com, and localads411.com. These companies appear to be of comparable size to E-shop and provide similar services. In the opinion of management since the Company is the last to enter the area, management would assume that initially the Company would be the least recognizable to the local community of the four. Due to this being a relatively new industry management is not aware of any reports or studies, which would help the reader understand the competition a company in this industry will face. However, management believes internet advertising portals have been in business in the Temecula / Murrieta area for approximately the last three years. It is believed by management that the Company will distinguish itself from the others due to several methods of competition. The most important factor management believes is the ease of use of the Companies advertising portal. The Company will also advertise the online portal in local media to bring attention to the site and its features. Management is not aware of any consistent advertising program by the other three entities in the same area that actively advertise to potential users. Management has further determined from contacting the other advertising portals in this area that the pricing plan of Eshop would be the lowest in this region. Management feels that an active advertising campaign could help the Company become recognizable in the Temecula/ Murrieta area.

Research and Development

         The Company has not allocated funds for conducting research and development. It should be noted that the Company does not manufacture any of the products they use. The Company has not spent any funds historically on research and development.

Patents and Trademarks

         The Company does not own any patents, trademarks, royalty agreements, labor contracts, franchises, or concessions. The Company does own the internet domain addresses of www.eshopcommunities.com, www.eshoptemecula.com , www.eshopmurrieta.com , and www.eshopescondido.com .

         It should be noted that the Company has become aware of the fact that another entity has trademarked the name "Eshop". The Company received the opinion of legal counsel that the likelihood of successful litigation against the Company to stop using the name "Eshop" would be in his opinion fifty- fifty. To head off a further potential problem, management has decided to rename the Company. Currently no new name has been proposed. Management has evaluated operating names that identify the business plan the Company is trying to enact. However, due to unsuccessful marketing the Company is changing the operating model slightly and will implement the name change once the full new business model is implemented.

Licenses

         The Company is not required to operate under any license other than the standard business licenses required.

Item 2.  Description of Property

     E-shop operates from a single location at 122 E. Grand Avenue, Escondido, California. The Company uses 100 square feet, which is provided by E-shops president while the Company attempts to enact its business plan. There are no material terms to the agreement. It should be noted that the agreement is not in writing and no rent is charged to the Company. The property is not owned or rented by the Company, however it is in excellent rental condition.

         Quantum Companies, Inc., utilizes a resident agent office located at 2724 Otter Creek Court, Las Vegas Nevada, 89117.


Item 3.  Legal Proceedings

           The Company is not a part of any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to Vote of Security Holders

         There were no matters voted on this year by the shareholders.

                                     Part II

Item 5.  Market for Registrants Common Equity and Related Matters

         The Company's shares have never traded, and there exists no public trading market for the shares. The Company has thirty-five (35) shareholders, including officers, directors, and control persons, the Company has never paid a dividend, nor does it intend to do so in the foreseeable future. There are no restrictions on the power of the Board of Directors to declare and pay dividends.

         No securities are currently being offered for sale, nor are there outstanding any options, rights, warrants to purchase, or securities convertible into, the common equity of the Registrant.

         Prior to the filing of this registration statement, no shares of the Company's Common Stock have been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency of authority. The Company's Common Stock is eligible to be traded in the over-the-counter market upon the filing of this Form 10SB and the clearings and comments thereto by the Commission and by meeting other eligibility requirements imposed by the OTC-BB. It should be noted that only market makers can apply to quote the Company's securities on the OTC-BB. It is the full intention of the Company to seek a market maker to apply to quote the Company's securities on the OTC-BB.

         The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the d that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exception. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 2004 there were 35 holders of record of the Company's Common Stock. Because the Company does not presently trade, no trading history is presented herein.

         Of the Company's total shares outstanding 3,085,000 shares may be sold, transferred or otherwise traded in the public market, should one develop, unless held by an affiliate or controlling shareholder of the Company. Of these 3,085,000 common shares, the Company has identified 1,535,000 common shares as being held by affiliates of the Company. It should be noted that of the 1,550,000 shares held by non affiliates there is a stock subscription receivable on the Company's books for $1,600 or 160,000 shares of common stock issued at $.01. In accordance with Rule 144(d)(2) these shares are also freely tradable due to the fact that the Company has full recourse against the purchaser, the Company has secured collateral of greater value than the receivable and the receivable will be fully paid before the sale of the securities.

         Of the 1,535,000 restricted common shares 1,535,000 shares considered restricted securities are held presently by affiliates and/or controlling shareholders of the Company. These shares may be sold pursuant to Rule 144 in the future, subject to the volume and other limitations set forth under Rule
144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common Stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.



         The Company does have a legal opinion supporting the above restricted and non restricted common shares.


         Generally, the shares of restricted stock may not be sold or otherwise transferred unless first registered under the Act or unless there is an appropriate exemption from registration available.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

        Recent Sales of Unregistered Securities

In accordance with Item 701 of Regulation SB the Company considers recent sales of securities to be transactions which have occurred in the last three years.

Recent Sales of Unregistered Securities are transactions deemed to have occurred in the last three years.

         In April of 2002, the Company received $5,000 of the $6,600 the Company was due from the outstanding stock subscription receivable.

            On April 9, 2003, the Company issued 50,000 shares of common stock to each of its two officers at $.01 for total consideration of $500 each. On the same day the Company also issued 25,000 shares of common stock to each of its three directors at $.01 for total consideration of $250 each. Also on the same day, the Company issued 100,000 shares of common stock at $.01 to Corporate Capital Formation, Inc., for services rendered in the amount of $1,000. The services provided by Corporate Capital Formation, Inc., include resident agent services for both Quantum Companies, Inc. (the parent company) and Eshop Communities, Inc., of Nevada and expedited incorporation services for Eshop Communities, Inc., of Nevada. Mr. Kelleher and Ms. Bryson, are officer directors of the Company, and are officers and directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc., and Corporate Capital Formation, Inc. As of December 31, 2004, Corporate Capital Formation Inc., holds 110,000 shares of the Company which is included in the holdings of Triad Industries, Inc.

          All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of December 31, 2004, the Company has a total of 3,085,000 shares of common stock outstanding.


Description of Securities

         The Company is authorized to issue 25,000,000 shares of Common Stock, par value $.001 per share. As of December 31, 2003 and December 31, 2004, there were 3,085,000 shares of common stock were issued and outstanding.

         All shares of Common Stock have equal rights and privileges with respect to voting, liquidation and dividend rights. All shares of Common Stock entitle the holder thereof to (i) one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders; (ii) to participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and (iii) to participate pro rata in any distribution of assets available for distribution upon liquidation of the Company. Stockholders of the Company have no preemptive rights to acquire additional shares of Common Stock or any other securities. The Common Stock is not subject to redemption and carries no subscription or conversion rights. All outstanding shares of Common Stock are non-assessable according to the Company's By-Laws.

Item 6.  Managements Discussion and Analysis or Plan of Operation

         Quantum Companies, Inc., (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate property. On April 1, 2001, the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc., a publicly traded company. The Company purchased the property for $399,000, of which $100,000 was paid by the issuance of the Company's common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. The logistical problems the Company had were mostly due to the inability to oversee the property due to the corporate offices being approximately forty five miles north of the property. In being forty five miles away management had to rely upon a property manager. However, in the opinion of management the property manager at this location did not adequately resolve issues or discrepancies with tenants or the property. Management considered hiring a new manager, but due to the properties age and condition (a cracked slab) management decided to sell the property. The cracked slab was fully disclosed to the purchaser in the sales documents. The Company received cash proceeds of about $27,000 from the sale of the property, some was used to develop a subsidiary named
ESHOPCOMMUNITIES.INC (referred to hereafter as E-shop). As of December 31, 2003, the Company had used $6,095 to develop E-shop. The $6,095 was spent in the following ways $875 to make website technologically feasible, $3,420 on live website, $300 domain registration, and approximately $1,500 for General and Administrative expenses.

The Company operates through its two wholly owned subsidiaries E-shop California and E-shop Nevada :

         The Company incorporated E-shop in Nevada on August 23, 2002 and California on September 12, 2002.

         Existing staff will be sufficient for operations for the next twelve months.

         There are no planned significant expenditures for research and development.

         In the opinion of management, there are no trends or seasonal items that effect the operations of the Company.

         It should be noted that the Company's auditors Armando Ibarra CPA, have expressed in their financial statements and audit opinion letter that there is substantial doubt about the Company's ability to continue as a going concern.

         Management believes that existing cash will only be sufficient through the first six months of 2005.

         Due to unsuccessful marketing of the Company's business model, management is changing the model slightly. If this is not successful, management will consider merging the Company with another operating entity to give shareholders value.

         At this time management has not identified any new areas to which the Company might expand.

              In the event that outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although management has not made any arrangements, the Company would consider private funding (loans from individuals) or the private placement of its securities (sale of common stock). Any outstanding funding will be procured by the parent holding company, Quantum Companies, Inc. If the Company experiences a substantial delay in its ability to secure public financing from the sale of its securities or if management is unsuccessful in obtaining funding, the Company could be seriously jeopardized.

         The Company does not expect to purchase and/or sell any significant equipment during the next twelve months.

         There are no seasonal impacts on the Company's operations.

         The present services offered by the Company do not have an established customer base and there is no guarantee the service will ever maintain an established customer base. Management would consider additional products and services that would fit their customer profile.

         The Company does not maintain any inventory.

Results of Operations

           The Company has not produced revenues from the online portal project ever.

           For the year ended December 31, 2004 the Company had a net loss of $13,219 compared to a net loss of $17,869 for the same period of 2003.

           General and Administrative costs for the year ended December 31, 2004, were $13,631 compared to $13,969 for the same period the year before. Management attributes general and administrative costs being almost identical for the two years to the Company not yet operating, while the Company pays for costs such as accounting and filing fees.

                            Income Statement Summary
                                   December 31

                                                        2004              2003

Revenues                                               $      0        $      0

Total Operating Costs                                    13,631          13,969

Income (Loss) from Operations                           (13,631)        (13,969)

Other Income/ (Expense)                                     412          (3,900)

Net Income / (Loss) From
Continuing Operations Before Taxes                      (13,219)        (17,869)

Once again it should be noted that the Company's online portal was not successful in launching. Due to unsuccessful marketing of the Company's business model, management is changing the model slightly. If this is not successful, management will consider merging the Company with another operating entity to give shareholders value.

Recent Accounting Pronouncements

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised, A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the variable interest entity must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on our financial position and results of operations.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

 In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period
charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. We do not believe there will be a significant impact as a result of adopting this Statement.

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. If our company had included the cost of employee stock option compensation in our financial statements it would not have had a material effect on out net income (loss) for the years ended December 31, 2004 and 2003.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The Statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that SFAS No. 153 will have a material impact on our results of operations or cash flows.

Inflation

     In the opinion of management, inflation will not have a material effect on the operations of Quantum Companies Inc.

Liquidity and Capital Resources

     The Company has approximately a .86:1 current ratio. Management realizes that liquidity is somewhat impaired. As of December 31, 2004 the Company has $12,068 in current assets compared to $27,264 for the same period of 2003. For the year ended December 31, 2004 cash decreased $15,496, causing the decrease in current assets.

    Current liabilities increased only $23 do to an increase in accounts payable.

                              Balance Sheet Summary
                                   December 31

                                                         2004             2003

Total Current Assets                                    12,068            27,264

Total Assets                                            17,488            30,684

Current Liabilities                                     20,135            30,684

Long Term Liabilities                                        -                 -

Total Liabilities                                       20,135            30,864

Total Stockholders Equity                               (2,647)           10,572

Total Liabilities and
Stockholders Equity                                     17,488            30,684


     As noted earlier management is aware that the Company is impaired in terms of liquidity. The decrease in cash was caused by the Company paying expenses. Also, it should be noted that the Company's auditors state that the Company is a going concern. In the opinion of management, it is vital that the new business model work, or the Company will seek a merger partner.

     In the event, outside funding is necessary; the Company will investigate the possibility of interim financing, either debt or equity, to provide capital ..Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or public offering.

Net Operating Losses

     The Company has accumulated $(121,897) of net operating losses as of December 31, 2004, which may used to reduce taxes in future years through 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.

     In the event of certain changes in control of the Company, there will be an annual limitation on the amount of the net operating loss carry-forwards which can be used. The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully market its services if and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements and Supplementary Data
                                ASSETS
                                                        As of            As of
                                                     December 31    December 31,
                                                         2004            2003
Current Assets
Cash                                                  $   8,868    $  24,364
Accounts receivable                                       2,000        2,000
Trading securities                                        1,200          900
Total Current Assets                                     12,068       27,264
Other Assets
Investments in other companies                            2,000            -
Web-site                                                  3,420        3,420
Total Other Assets                                        5,420        3,420
TOTAL ASSETS                                          $  17,488    $  30,684
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                      $    135     $     112
Loan payable - related party                             20,000       20,000
Total Current Liabilities                                20,135       20,112
TOTAL LIABILITIES                                        20,135       20,112
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.01 par value, 25,000,000 shares
authorized; 3,085,000 shares issued and outstanding
as of December 31, 2004 and 2003)                         3,085        3,085
Additional paid-in capital                              117,765      117,765
Stock subscription receivable                            (1,600)      (1,600)
Deficit accumulated during development stage           (121,897)    (108,678)
Total Stockholders' Equity (Deficit)                     (2,647)      10,572
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)                        $  17,488    $  30,684

               QUANTUM COMPANIES, INC.
            (A Development Stage Company)
        Consolidated Statements of Operations
                                                               October 15, 1999
                                                                   (Inception)
                                  Year Ended      Year Ended         through
                                  December 31,   December 31,      December 31,
                                     2004            2003            2004
Revenues                        $       -         $    -     $        -
Operating Expenses
General & administrative
expenses                             13,631         13,969         36,465
Total Operating expenses             13,631         13,969         36,465
Operating Income (Loss)             (13,631)       (13,969)       (36,465)
Other Income (Expenses)
Loss in investment                        -         (3,000)        (3,000)
Loss on marketable
securities                                -           (900)          (900)
Other income                            112              -            112
Gain on marketable
securities                              300              -            300
Total Other Income (Expenses)           412         (3,900)        (3,488)
Net Income (Loss) from
continuing operations           $   (13,219)   $   (17,869)   $   (39,953)
Discontinued Operations
Gain (loss) on operations
of apartment building                     -              -        (81,944)
Net Income (Loss)                   (13,219)       (17,869)      (121,897)
Basic Income (Loss) Per Share   $     (0.00)  $      (0.01)
Weighted average number of
common shares outstanding         3,085,000      3,011,164

          QUANTUM COMPANIES, INC.
         (A Development Stage Company)
    Consolidated Statement of Changes in Stockholders' Equity (Deficit)
        From October 15, 1999 (inception) through December 31, 2004
                                                                       Common
                                                       Common           Stock
                                                       Stock           Amount
Beginning balance, October 15, 1999                          -           $ -
Common stock issued on October 15, 1999 for
rganization costs @ $0.01 per share                   100,000           100
Net income,  December 31, 1999
Balance,  December 31, 1999                            100,000           100
Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)           1,550,000         1,550
Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share              160,000           160
Net loss,  December 31, 2000
Balance,  December 31, 2000                          1,810,000         1,810
Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
 @ $0.10 per share                                   1,000,000         1,000
Net loss,  December 31, 2001
Balance,  December 31, 2001                          2,810,000         2,810
Stock subscription received on April 30, 2002
Net loss,  December 31, 2002
Balance,  December 31, 2002                          2,810,000         2,810
Common stock issued on April 9, 2003 for
directors fees @ $0.01 per share                       175,000           175
Common stock issued on April 9, 2003 to
Corporate Capital @ $0.01 per share                    100,000           100
Net loss,  December 31, 2003
Balance,  December 31, 2003                          3,085,000       $ 3,085
Net loss,  December 31, 2004
Balance,  December 31, 2004                          3,085,000       $ 3,085




                                                        Additional    Stock
                                                          Paid in   Subscription
                                                         Capital     Receivable



Beginning balance, October 15, 1999                           $ -        $ -
Common stock issued on October 15, 1999 for
rganization costs @ $0.01 per share                           900
Net income, December 31, 1999
Balance, December 31, 1999                                    900          -
Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                 13,950     (5,000)
Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                   1,440     (1,600)
Net loss, December 31, 2000
Balance, December 31, 2000                                 16,290     (6,600)
Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                          99,000
Net loss, December 31, 2001
Balance, December 31, 2001                                115,290     (6,600)
Stock subscription received on April 30, 2002               5,000
Net loss, December 31, 2002
Balance, December 31, 2002                                115,290     (1,600)
Common stock issued on April 9, 2003 for
directors fees @ $0.01 per share                            1,575
Common stock issued on April 9, 2003 to
Corporate Capital @ $0.01 per share                           900
Net loss, December 31, 2003
Balance, December 31, 2003                               $117,765   $ (1,600)
Net loss, December 31, 2004
Balance, December 31, 2004                               $117,765   $ (1,600)








                                                        Accumulated      Total
                                                          Deficit


Beginning balance, October 15, 1999                            $ -          $ -
Common stock issued on October 15, 1999 for
rganization costs @ $0.01 per share                              -        1,000
Net income, December 31, 1999                                    -
Balance, December 31, 1999                                       -        1,000
Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                       -       10,500
Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                        -            -
Net loss, December 31, 2000                                 (1,000)      (1,000)
Balance, December 31, 2000                                  (1,000)      10,500
Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                                -      100,000
Net loss, December 31, 2001                                 (8,304)      (8,304)
Balance, December 31, 2001                                  (9,304)     102,196
Stock subscription received on April 30, 2002                    -        5,000
Net loss, December 31, 2002                                (81,505)     (81,505)
Balance, December 31, 2002                                 (90,809)      25,691
Common stock issued on April 9, 2003 for
directors fees @ $0.01 per share                                 -        1,750
Common stock issued on April 9, 2003 to
Corporate Capital @ $0.01 per share                              -        1,000
Net loss, December 31, 2003                                (17,869)     (17,869)
Balance, December 31, 2003                               $(108,678)   $  10,572
Net loss, December 31, 2004                                (13,219)     (13,219)
Balance, December 31, 2004                               $(121,897)   $  (2,647)

                  QUANTUM COMPANIES, INC.
               (A Development Stage Company)
           Consolidated Statements of Cash Flows
                                                               October 15, 1999
                                                                   (Inception)
                                       Year Ended    Year Ended       through
                                       December 31,  December 31,   December 31,
                                          2004          2003           2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)
                                         (13,219)     (17,869)   $(121,897)
Common stock issued
for services
                                               -        2,750        2,750
Adjustments to reconcile
net loss to net cash
used in operating
activities:
(Increase) decrease
in assets:
Prepaid expenses & real
estate escrow                                  -        1,000            -
Accounts receivables                           -         (900)      (2,000)
Investment in trading
securities                                  (300)         900       (1,200)
Increase (decrease) in
liabilities:
Payables & current
liabilities                                   23         (100)         135
Net cash provided by
(used in) operating
activities                               (13,496)     (14,219)    (122,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                               (2,000)       3,000       (2,000)
Website development                            -         (875)      (3,420)
Net cash provided by
(used in) investing
activities                                (2,000)       2,125       (5,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription                             -            -       (1,600)
Proceeds from loans
payable                                        -       20,000       20,000
Common stock                                   -            -        2,810
Paid in Capital                                -            -      115,290
Net cash provided by
(used in) financing
activities                                     -       20,000      136,500
Net increase (decrease)
in cash                                  (15,496)       7,906        8,868
Cash at beginning of year                 24,364       16,458            -
Cash at end of year                        8,868       24,364    $   8,868
Supplemental Cash Flows Disclosures:
Cash paid during period
for interest                                   -            -
Cash paid during period
for income taxes                               -            -
Schedule of Non-Cash Activities:
Common stock issued
for services                                   -        2,750
Valution gain (loss) on
trading securities                           300         (900)
Loss on investment in
other companies                                -        3,000

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum Companies, Inc. (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate. On January 30, 2001 the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc. a publicly traded company. The Company purchased the property for $399,000 of which $100,000 was paid by the issuance of the Company's common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. Therefore the real estate operation is presented as a discontinued operation. The Company received cash proceeds of about $27,000 from the sale of the property, of which it has approximately used $6,095 to develop Eshop Communities, Inc. (referred to hereafter as Eshop).

The Company has issued 3,085,000 shares of $0.01 par value common stock.

The Company operates through its two subsidiaries: Eshop of California and Eshop of Nevada.

Eshop of California was incorporated in California on August 23, 2002 and Eshop of Nevada was incorporated on September 12, 2002. Eshop is an operating subsidiary of the Company that has developed an online marketing portal that is geared toward smaller business' that cannot afford large marketing budgets to give them an advertising presence. Eshop charges the merchant a fee to put them in the online portal that Eshop then promotes to the local community. The merchants have the ability to promote themselves on the portal by having an information page, link to their website, and a printable coupon.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b.   Basis of Consolidation

The consolidated financial statements include the accounts of Quantum Companies,
 Inc., the parent Company, Eshop Communities, Inc., a California corporation, and Eshop Communities, Inc., a Nevada corporation. All subsidiaries are wholly owned subsidiaries. Allsignificant inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c.   Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

d.       Estimates and Adjustments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring. See note 2g regarding the Companies revenue recognition policy.

e.       Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectable, they will be charged to operations when that determination is made.

f.       Investments in Securities

Trading securities at December 31, 2004 are classified and disclosed as available for sale securities under the requirements of SFAS No. 130. Under such statement, the Company's securities are required to be reflected at fair market value.

g.   Revenue Recognition and Deferred Revenue

Revenue includes the following: Eshop Communities, Inc. revenue consists of service revenue. Revenue is recognized when the services are provided. Eshop will charge their merchants a monthly flat fee of $39.95, but does not charge a set-up fee. As of December 31, 2004 Eshop had not recognized any revenue.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.   Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective October 15, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

i.   Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $121,097 during the period from October 15, 1999 (inception) to December 31, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4.  INTANGIBLES

The Company has invested $3,420 in the operational online portal to make the web site more attractive to its users.


NOTE 5.  RELATED PARTY TRANSACTION

On April 9, 2003 the Company issued 50,000 shares of common stock to each of its two officers at $.01 for total consideration of $500 each. On the same day the Company also issued 25,000 shares of common stock to each of its three directors at $250 for total consideration of $250 each. Also, on the same day the Company issued 100,000 shares of common stock at $.01 to
Corporate  Capital Formation,  Inc. for services  rendered in the amount of
 $1,000. Corporate Capital Formation, Inc. provided resident agent services for both Quantum Companies, Inc. (the parent company) and Eshop Communities Inc. of Nevada. Corporate Capital Formation, Inc. also provided expedited incorporation services for the formation of Eshop Communities, Inc. of Nevada. Mr. Kelleher and Ms. Bryson, are officers / directors of the Company, and are officers and directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. Corporate Capital Formation, Inc.
holds 110,000  common shares of the Company that are included in the 1,210,000 shares held by Triad Industries, Inc. The Company has expensed the above stock issuances in general and administrative expenses.

On July 31, 2003 Quantum Companies, Inc. paid a cash management fee of $12,000 to RB Capital and Equities Inc. There were no material terms to the management fee payment. The fees paid were for financial services, which is the business of RB Capital & Equities, Inc. Financial services provided included but were not limited to Form 10SB preparation and maintaining corporate compliance (i.e. Incorporation, maintaining corporate good standing, and stock resolutions, etc.). RB Capital and Equities, Inc. holds 100,000 shares of Quantum Companies, Inc. that is included in the 1,210,000 shares held by Triad Industries, Inc. The Company expensed the above management fee of $12,000 and $5,000 in general and administrative expenses for the years ended December 31, 2004 and 2003, respectively.

NOTE 5.  RELATED PARTY TRANSACTION (CONTINUTED)

As of December 2004 the Company has a loan payable to Triad Industries, Inc. for $20,000. The loan is non- interest bearing. It should be noted that Triad Industries, Inc. and its wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of the 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan, therefore repayment terms have not been set. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. However, the management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. The $20,000 is reflected as a note payable under current liabilities.


NOTE 6.  BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

                                  December 31,       December 31,
                                      2004               2003
                                ------------------- -----------------

Net income (loss) from
operations - (Numerator)           $   (12,419)   $   (17,869)

Weighed average number of shares
outstanding - (Denominator)          3,085,000      3,011,164
                           -------------------------------------
                           -------------------------------------


Basic Income (Loss) Per Share      $     (0.00)             $
                                                        (0.01)

                           =====================================

NOTE 7.  INCOME TAXES

                              As of December 31, 2004
                         ---------------------------------
                         ---------------------------------

Deferred tax assets:
Net operating tax carryforwards   $ 30,790
Other                                  -0-
                ---------------------------------
Gross deferred tax assets           30,790
Valuation allowance                (30,790)
                ---------------------------------

Net deferred tax assets           $    -0-
                =================================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 8.  SCHEDULE OF NET OPERATING LOSSES

1999   Net Operating Income   $       0
2000   Net Operating Loss        (1,000)
2001   Net Operating Loss        (8,304)
2002   Net Operating Loss       (81,505)
2003   Net Operating Loss       (17,869)
2004   Net Operating Loss       (13,219)
                     ------------------
                     ------------------
       Net Operating Loss     $(121,897)
                     ==================

As of December 31, 2004, the Company has net operating loss carryforwards of approximately $121,897. Net operating loss carryforward expires twenty years from the date the loss was incurred.


NOTE 9.  TRADING SECURITIES

At December 31, 2004, the Company held trading securities of the following company:

                        Trading      Number of     Mkt. Price At        FMV At
                        Market        Shares         Year End  December 31, 2003
                                 -

Triad Industries, Inc     Pink        7,500            0.16            1,200
                                                  ----------------------------
Total                                                                  $1,200
                                                 ============================

The Company is in accordance with SFAS 130, when reporting trading securities. Trading securities is reported at market value as of December 31, 2004.

NOTE 10.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration given up or received; whichever is more readily determinable. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever measure is deemed more reliable.

On October 15, 1999, the Company issued 100,000 shares of common stock at $.01 for consideration of $1,000 for organizational costs incurred by others for the Company.

In September of 2000, the Company issued 1, 710,000 shares of common stock at $.01 in conjunction with a private placement offering by the Company for total consideration of $17,100.

The Company received cash of $10,500 and is due $6,600 that has been recorded by the receipt of a stock subscription receivable by the Company.

On March 31, 2001, the Company issued 1,000,000 shares of common stock at $.10 per share or consideration of $100,000 for the down payment of the Bancroft property purchase.

In April of 2002, the Company received $5,000 of the $6,600 the Company was due from the outstanding stock subscription receivable.

As of December 31, 2004, the Company had 3,085,000 shares of common stock issued and outstanding.


NOTE 11.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of December 31, 2004.

o        Common stock,  $0.01 par value;  25,000,000  shares  authorized:
3,085,000  shares issued and  outstanding as of December 31,  2004.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8a. Controls and Procedures

         We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, the Chief Executive Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                    Part III

Item 9.  Directors, Executive Officers, Control Persons

     The following table sets forth information, to the best of the Companies knowledge as of December 31, 2004, with respect to each director, officers, management as a group and principal shareholders of the Issuer who are shareholders of record or own beneficially, 5% or more of any class of the corporation's common stock. As of December 31, 2004 there were 3,085,000 shares outstanding.


         Name and                                           Amount
         Address             Position                        Owned      Percent
         -----------------------------------------------------------------------
Michael Kelleher (1)         President        Direct          125,000       43%
32469 Angelo Drive           Director         Indirect(3)   1,210,000
Temecula, CA 92592


Linda Bryson (2)             Sec / Treasurer  Direct          125,000       43%
9980 Scripps Vista Way #96   CFO / Director   Indirect(3)   1,210,000
San Diego, CA 92131

Cheryl B. Richards           Director         Direct           75,000        2%
2412 Williams Lakeshore Road
Kingland, TX 78639

--------------------------------------------------------------------------------
Management as a group                                       1,535,000       50%
Based on 3,085,000 shares outstanding as of 12/31/04

The above table was computed with the fact that there are no entities that have any rights to acquire any common stock within 60 days pursuant to options, warrants, conversion privileges or other rights. The Company has filed the forms to comply with Section 16(a) of the Exchange Act.

         Other owners of more than 5%.

         Triad Industries, Inc. (1)(2)(3)                  1,210,000        39%
         122 E. Grand Avenue
         Escondido, CA 92025

 (1)(2)(3) Mr. Kelleher and Ms. Bryson, are officers / directors of the Company, and are officers and directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. Also included in the holdings of Mr. Kelleher and Ms. Bryson is 50,000 shares each that were purchased from the Company's 504 offering in September of 2000.

(3)These holdings represent the holdings of RB Capital and Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc., which are 100% wholly owned operating subsidiaries of Triad Industries, Inc.

     All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

     None of the officers and/or directors of Quantum Companies, Inc., nor have any of the affiliates or promoters of Quantum Companies Inc., filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The directors will provide their time to Quantum Companies affairs on an as needed basis, the exact amount of which is undetermined at this time.

     The business experience of each of the persons listed above during the past five years is as follows:

         Michael Kelleher
         32469 Angelo Drive
         Temecula, CA 92592                          President/Director

         Mr. Kelleher, 30, has been the President of the Company and E-Shop since September of 2002. Mr. Kelleher has been a director of the Company since September of 2002. Since 1997, Mr. Kelleher has been a director and officer of Triad Industries, Inc. Triad Industries, Inc. is publicly traded on the otc-bb under the symbol TDII. Mr. Kelleher, also provides consulting services to a number private and public entities needing financial services. Mr. Kelleher provides accounting and regulatory advice to these entities.

         Linda Bryson
         9980 Scripps Vista Way #96
         San Diego, CA 92131                 Secretary/Treasurer/CFO/Director

         Ms. Bryson, 46, has been the President of Escondido Capital Inc. since February of 2003. Prior to that Ms. Bryson was the corporate secretary of the Company since 2002. Ms. Bryson is Treasurer/CFO and a Director of ESHOP Communities, Inc., a wholly owned subsidiary of Quantum. Ms. Bryson was elected to the Board in September of 2002. She is also the President and a Director of Triad Industries, Inc. which is publicly traded on the otc-bb under the symbol TDII

         Cheryl B. Richards
         2412 Williams Lakeshore Rd
         Kingland, TX 78639                 Director

         Ms. Richards, 57, has been a Director of Quantum since 2000. She currently is a real estate agent in Texas. She worked for State Farm Insurance from 1997 to 2000 in the state of Nevada.

         There is no set fee that Directors receive from Quantum Companies, Inc. Directors do receive reimbursement for expenses incurred for attending meetings.

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2004 in compliance to 16(a). The officers and directors of the Company filed these reports in March of 2005, in compliance with 16(a) of the exchange act.

Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2004.

         Michael Kelleher
         Mr. Kelleher receives no salary.

         Linda M. Bryson
         Ms. Bryson receives no salary.

         Cheryl B. Richards
         Mrs. Richards receives no salary.

         There is no set fee that Directors receive from Quantum Companies, Inc. Directors receive reimbursement for expenses incurred for attending meetings.

         Name
         And                                           Restricted
         Principal                                       Stock
         Position     Year          Salary               Awards

Michael Kelleher       2004              -                  -
President / Director   2003              -                $750
                       2002              -                  -

Linda Bryson           2004              -                 -
Secretary / CFO        2003              -                $750
Director               2002              -                  -


Cheryl Richards        2004              -                   -
Director               2003              -                $250
                       2002              -                  -


         Mr. Kelleher received $750 in restricted stock awards for service for the year 2003 and is comprised of 75,000 shares of common stock at $.01. Fifty thousand shares ($500) were for officer fees and twenty five thousand shares ($250) were for director fees.

         Ms. Bryson received $750 in restricted stock awards for service for the year of, 2003 and is comprised of 75,000 shares of common stock at $.01. Fifty thousand shares ($500) were for officer fees and twenty five thousand shares ($250) were for director fees.

         Mrs. Richards received $250 in restricted stock awards for service for the year of 2003 and is comprised of 25,000 shares of common stock at $.01. Twenty five thousand shares ($250) were for director fees.

         The directors and executives above do not have employment/consulting agreements or contracts.

         There is no compensation plan under which stock would be issued to directors for future services.

         All of the above issued securities were issued under section 4(2) of the 1933 Securities Act.

           No officers or directors fees for services were accrued or paid in 2004, due to the Company not enacting there business plan.

Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of December 31, 2003*, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

                             Amount Approximate
                                 And Nature          Percentage
                                  Of Beneficial      of Common
Identity                          Ownership          Stock Owned
Michael Kelleher*                  125,000           4%(II)

Linda Bryson*                      125,000           4%(II)
Cheryl Richards                     75,000           2%(II)
Triad Industries, Inc*           1,210,000          39%(I)

Management as a Group Directly     325,000          11%(III)
Indirectly                       1,210,000          39%(III)

    * Ms. Bryson and Mr. Kelleher are both officers and directors of Triad Industries, Inc.

Item 12.  Certain Relationships and Related Transactions


        During 2003, Quantum Companies, Inc., also paid a cash management fee of $12,000 to RB Capital and Equities Inc., Mr. Kelleher and Ms. Bryson, are officer / directors of the company, and are officers and directors of
Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc.
 There were no material terms to the management fee payment. The fees paid were for financial services, which is the business of RB Capital &
Equities, Inc. Financial services provided included but were not limited to Form 10SB preparation and maintaining corporate compliance
(ie.  Incorporation,  maintaining corporate good standing and stock resolutions, etc.). RB Capital and Equities, Inc., holds 100,000 shares of Quantum Companies, Inc., which is included in the 1,210,000 shares held by Triad Industries, Inc.

         On April 9, 2003, the Company issued 50,000 shares of common stock to each of its two officers at $.01 for total consideration of $500 each. On the same day the Company also issued 25,000 shares of common stock to each of its three  directors at $250 for total  consideration  of $250  each.
  Also on the same day the Company issued 100,000 shares of common stock at $.01 to Corporate Capital Formation, Inc., for services rendered in the amount of $1,000. Corporate Capital Formation, Inc. provided resident agent  services for both  Quantum  Companies,  Inc.  (the parent  company)
and Eshop Communities Inc., of Nevada. Corporate Capital Formation, Inc., also provided expedited incorporation services for the formation of Eshop Communities, Inc., of Nevada. Mr. Kelleher and Ms. Bryson, are officer / directors of the company, and are officers and directors of Triad Industries,
 Inc., a publicly traded company that owns 100% of RB Capital & Equities,  Inc.,
 Gam Properties,  Inc., and Corporate Capital  Formation,  Inc.,   holds 110,000
 common shares of the Company which are included in the 1,210,000 shares held by Triad Industries, Inc.

         As of December 2004, the Company has a loan payable to Triad Industries, Inc. for $20,000. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and it's wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc., would have the rights of an unsecured creditor.The management of Triad Industries, Inc., has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted it would be at approximately $.015 per share or 1,333,333 shares of the Company's common stock.

         In the opinion of management, the above transactions that were conducted not arms length, were conducted fairly due to the fact that the Company paid fair market value for the services provided.

         As of December 31, 2004, there have been no contracts or defined terms to any promoters for stock, cash, or any other payment terms.

All of the above issued securities were issued under section 4(2) of the 1933 Securities Act.

Item 13.  Exhibits and Reports on 8-K
23.1             Consent Letter of Armando C. Ibarra, CPA
99.1             Section 906 Certification of Michael Kelleher
99.2             Section 906 Certification of Linda Bryson

ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Armand C. Ibarra, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's SEC filings is as follows: 2004: $3,600; and 2002: $0.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, for tax compliance, tax advice, and tax planning is as follows: 2004 $0 and 2003:$0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Armando C. Ibarra, CPA, other than the services reported above: $0.

                                     Part IV

                                   Signatures

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                                     QUANTUM COMPANIES, INC.

                                                   By:/s/ Michael Kelleher
                                                Michael Kelleher, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                             Title                           Date


/s/ Michael Kelleher                    President                  3/25/2005
Michael Kelleher


/s/ Linda Bryson                    Sec. / Treas. / CFO            3/25/2005
Linda Bryson