Form 10QSB
period 2005-03-31
QUANTUM CO INC
filed 2005-05-16
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2005
                                       or

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

                    122 East Grand Avenue Escondido, CA 92025
                     (Address of principal executive office)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


      Class                                 Outstanding as of March 31, 2005
Common Stock, $0.001                                      3,085,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                           Heading                                   Page

Item 1.   Consolidated Financial Statements                          1-2

Consolidated Balance Sheets March 31, 2005
And December 31, 2004                                                3

Consolidated Statements of Operations three months
Ended March 31, 2005 and 2004                                        4

Consolidated Statements of Stockholders Equity                       5

Consolidated Statements of Cash Flows three months
Ended March 31, 2005 and 2004                                        6

Notes to Consolidated Financial Statements                           7-8

Item 2. Managements Discussion and Analysis and
Result of Operations                                                 9-10

Item 3. Controls and Procedures                                      10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                          10

Item 2.   Changes in Securities                                      10

Item 3.   Defaults Upon Senior Securities                            11

Item 4.   Submission of Matter to be a Vote of Securities Holders    11

Item 5.   Other Information on Form 8-K                              11

Item 6.   Exhibits and Reports on 8K                                 11

Signatures                                                           S-1

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement


            The accompanying un-audited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

            The un-audited balance sheet of the Company as of March 31, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 and the statement of stockholders equity for the period of October 15, 1999 to March 31, 2005 are included in this document.

            Operating results for the quarters ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

To the Board of Directors of
Quantum Companies, Inc.
(A Development Stage Company)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Quantum Companies, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period of October 15, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period of December 30, 1999 (inception) to December 31, 2004, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


----------------------------
Armando C. Ibarra, CPA

Chula Vista, Ca.
March 18, 2005

                        QUANTUM COMPANIES, INC.
                      (A Development Stage Company)
                       Consolidated Balance Sheets
                                  ASSETS
                                               As of          As of
                                              March 31,    December 31,
                                                2005           2004
Current Assets
Cash                                        $   8,729    $   8,868
Accounts receivable                             2,000        2,000
Trading securities                                100        1,200
Total Current Assets                           10,829       12,068
Other Assets
Investments in other companies                  2,000        2,000
Web-site                                        3,420        3,420
Total Other Assets                              5,420        5,420
TOTAL ASSETS                                $  16,249    $  17,488
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $     135    $     135
Loan payable - related party (see note 5)      20,000       20,000
Total Current Liabilities                      20,135       20,135
TOTAL LIABILITIES                              20,135       20,135
STOCKHOLDERS' EQUITY
Common stock ($.001 par value,
25,000,000 shares authorized;
3,085,000 shares issued and
outstanding as of March 31,
2005 and December 31, 2004)                     3,085        3,085
Stock subscription receivable                  (1,600)      (1,600)
Additional paid-in capital                    117,765      117,765
Deficit accumulated during
development stage                            (123,136)    (121,897)
Total Stockholders' Equity                     (3,886)      (2,647)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                        $  16,249    $  17,488

                  QUANTUM COMPANIES, INC.
               (A Development Stage Company)
           Consolidated Statements of Operations
                                                               October 15, 1999
                                Three Months     Three Months     (Inception)
                                    Ended           Ended           through
                                   March 31,       March 31,       March 31,
                                     2005            2004             2005
Revenues                        $       -      $       -     $         -
Operating Expenses
General & administrative
expenses                                139          2,052         36,604
Total Operating expenses                139          2,052         36,604
Operating Income (Loss)                (139)        (2,052)       (36,604)
Other Income (Expenses)
Loss in investment                        -              -         (3,000)
Loss on marketable securities        (1,100)        (1,700)
Other income                              -              -            112
Total Other Income (Expenses)        (1,100)             -         (4,588)
Net Income (Loss) from
continuing operations           $    (1,239)   $    (2,052)   $   (41,192)
Discontinued Operations
Gain (loss) on operations
of apartment building                     -              -        (81,944)
Net Income (Loss)               $    (1,239)   $    (2,052)   $  (123,136)
Basic Income (Loss) Per Share   $     (0.00)   $     (0.00)
Weighted average number of
common shares outstanding         3,085,000      3,085,000

            QUANTUM COMPANIES, INC.
         (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity (Deficit) From October 15, 1999 (inception) through March 31, 2005

                                                         Common       Additional
                                            Common         Stock       Paid - in
                                             Stock        Amount        Capital
Stage
Beginning balance, October 15, 1999               -         $ -         $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share             100,000         100         900

Net income, December 31, 1999

Balance, December 31, 1999                       100,000         100         900

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)     1,550,000       1,550      13,950

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share        160,000         160       1,440

Net loss, December 31, 2000

Balance, December 31, 2000                     1,810,000       1,810      16,290

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                              1,000,000       1,000      99,000

Net loss, December 31, 2001

Balance, December 31, 2001                    2,810,000       2,810     115,290

Stock subscription received on April 30, 2002

Net loss, December 31, 2002

Balance, December 31, 2002                     2,810,000       2,810     115,290

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share          175,000         175       1,575

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share       100,000         100         900

Net loss, December 31, 2003

Balance, December 31, 2003                    3,085,000       3,085     117,765

Net loss, December 31, 2004

Balance, December 31, 2004                     3,085,000       3,085     117,765

Net loss, March 31, 2005

Balance, March 31, 2005                       3,085,000   $   3,085   $ 117,765


                                                         Deficit
                                            Stock      Accumulated
                                        Subscription     During           Total
                                          Receivable    Development





Beginning balance, October 15, 1999            $ -          $ -          $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                -            -        1,000

Net income, December 31, 1999                      -

Balance, December 31, 1999                          -            -        1,000

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)      (5,000)           -       10,500

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share       (1,600)           -            -

Net loss, December 31, 2000                         -       (1,000)      (1,000)

Balance, December 31, 2000                      (6,600)      (1,000)      10,500

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                   -            -      100,000

Net loss, December 31, 2001                        -       (8,304)      (8,304)

Balance, December 31, 2001                     (6,600)      (9,304)     102,196

Stock subscription received on April 30, 2002   5,000            -        5,000

Net loss, December 31, 2002                         -      (81,505)     (81,505)

Balance, December 31, 2002                      (1,600)     (90,809)      25,691

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share              -            -        1,750

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share          -            -        1,000

Net loss, December 31, 2003                        -      (17,869)     (17,869)

Balance, December 31, 2003                     (1,600)    (108,678)      10,572

Net loss, December 31, 2004                        -      (13,219)     (13,219)

Balance, December 31, 2004                    (1,600)    (121,897)      (2,647)

Net loss, March 31, 2005                           -       (1,239)      (1,239)

Balance, March 31, 2005                    $  (1,600)   $(123,136)   $  (3,886)

                   QUANTUM COMPANIES, INC.
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows

                                        Three Months     Three Months
                                            Ended           Ended
                                           March 31,      March 31,
                                            2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $ (1,239)   $ (2,052)
Adjustments to reconcile net loss
to net cash (used in)
provided by operating activities:
Investment in trading securities              1,100         150
Common stock issued for services                  -           -
Changes in operating assets and l
iabilities:
(Increase) decrease in assets:
Accounts receivables                              -           -
Increase (decrease) in liabilities:
Payables & current liabilities                    -           -
Net cash provided by (used in)
operating activities                           (139)     (1,902)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                       -           -
Website development                               -           -
Net cash provided by (used in)
investing activities                              -           -
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                      -           -
Change in loans payable                           -           -
Change in common stock                            -           -
Change in paid in capital                         -           -
Net cash provided by (used in)
financing activities                              -           -
Net increase (decrease) in cash                (139)     (1,902)
Cash at beginning of period                   8,868      24,364
Cash at end of period                      $  8,729    $ 22,462
Supplemental Cash Flows Disclosures:
Cash paid during period for inte$            $                -
Cash paid during period for inco$            $                -
Schedule of Non-Cash Activities:
Loss on valuation of trading
securities                                 $  1,100    $    150




                                          October 15, 1999
                                           (Inception)
                                            through
                                            March 31
                                             2005

Net income (loss)                          $(123,136)
Adjustments to reconcile net loss
to net cash (used in)
provided by operating activities:
Investment in trading securities                (100)
Common stock issued for services               2,750
Changes in operating assets and
liabilities:
(Increase) decrease in assets:
Accounts receivables                          (2,000)
Increase (decrease) in liabilities:
Payables & current liabilities                   135
Net cash provided by (used in)
operating activities                        (122,351)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                   (2,000)
Website development                           (3,420)
Net cash provided by (used in)
investing activities                          (5,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                  (1,600)
Change in loans payable                       20,000
Change in common stock                         2,810
Change in paid in capital                    115,290
Net cash provided by (used in)
financing activities                         136,500
Net increase (decrease) in cash                8,729
Cash at beginning of period                        -
Cash at end of period                      $   8,729
Supplemental Cash Flows Disclosures:
Cash paid during period for interest
Cash paid during period for income taxes
Schedule of Non-Cash Activities:
Loss on valuation of trading securities

                             QUANTUM COMPANIES, INC.
                   Consolidated Notes to Financial Statements
                              As of March 31, 2005
7



NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2005 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited consolidated financial statements. The results of operations for periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

            As of March 31, 2005, the Company has $11,629 in total current assets, compared to total current assets of $12,068 as of December 31, 2004. The major factor in the reduction of current assets was write down of marketable securities to fair market value at the end of the quarter and the use of cash to pay some minimal operating expenses. Currently, the current assets are comprised of $8,729 in cash, $2,000 in accounts receivable, and $900 in trading securities.

             As of March 31, 2005, the Company has $20,135 in total current liabilities which is the same as of December 31, 2004. Included in the current liabilities is a note payable to Triad Industries, Inc. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and it's wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted before the Company's common stock trades publicly, it would be converted at approximately $.015 per share or 1,333,333 shares of the Company's common stock. If the note was converted after the Company commences trading, management would look to use the trading price of the Company's common stock.

Due to unsuccessful marketing of the Company's business model and limited assets management is considering merging the Company with another operating entity to give shareholders value.


Results of Operations

             For the three months ending March 31, 2005, the Company had a net loss of $439 compared to a net loss of $2,052 for the same period of 2004. The $1,613 decrease in net loss occurred because the Company was not successful enacting its business plan. Management had anticipated the burn rate to be about two thousand dollars a month when it had hired a portal master and started submitting the website to search engines. Due to the Company not hiring a portal master and enacting its business plan the Company's burn rate has slowed down significantly.

            The Company had zero revenues from the advertising portal since inception therefore no comparative information is presented.

Net Operating Loss

            The Company has accumulated approximately $122,336 of net operating loss carry-forwards as of March 31, 2005, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $81,944 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

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

Item 3. Controls and Procedures

            The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

                  The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

         However, it should be noted that the Company has become aware of the fact that another entity has trademarked the name "Eshop". The Company received the opinion from legal counsel that the likelihood of successful litigation against the Company to stop using the name "Eshop" would be in his opinion fifty- fifty. To head off a further potential problem, management has decided to rename the operating subsidiary. Currently no new name has been proposed. Management has not changed the portal name, however, the Company is also not marketing its portal under the "Eshop" name. Due to the unsuccessful business plan management has not decided what to do with the portal.

 ITEM 2. CHANGES IN SECURITIES

            None.

As of March 31, 2005, the Company has 3,085,000 shares of common stock issued and outstanding.

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



                                              QUANTUM COMPANIES, INC.


                                             Dated: May 11, 2005

                                              By:_____________________
                                                 Michael Kelleher
                                                 President, Director



                                             Dated: May 11, 2005

                                             By:_____________________
                                                Linda Bryson
                                                Sec. / Treas., CFO, Director