Form 10QSB
period 2005-06-30
QUANTUM CO INC
filed 2005-08-08
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

                              (X) QUARTERLY REPORT
                                   PURSUANT TO
                                  SECTION 13 OR
                                  15(D) OF THE
                                   SECURITIES
                                 EXCHANGE ACT OF
                                      1934
                   For the quarter report ended June 30, 2005
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                         Outstanding as of June 30, 2005
              Common Stock, $0.001                           3,085,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                  Heading                              Page

Item 1.      Consolidated Financial Statements                         3-4

                 Consolidated Balance Sheets June 30, 2005
                 and December 31, 2004                                 5

                 Consolidated Statement of Operations                  6

                 Consolidated Statements of Stockholders Equity        7

                 Consolidated Statements of Cash Flows for the six months
                 Ended June 30, 2005 and 2004                          8

                 Notes to Consolidated Financial Statements            9-15

Item 2.      Managements Discussion and Analysis and
                 Result of Operations                                  16

Item 3.      Controls and Procedures                                   17


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                         17

Item 2.      Changes in Securities                                     17

Item 3.      Defaults Upon Senior Securities                           17

Item 4.      Submission of Matter to be a Vote of Securities Holders   17

Item 5.      Other Information on Form 8-K                             18

Item 6.      Exhibits and Reports on 8K                                18

               Signatures                                              S-1

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

         The accompanying un-audited financial statements have been prepared accordance with the instructions for Form 10-QSB pursuant to the rules an regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

        The un-audited balance sheet of the Company as of June 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2005 and June 30, 2004 and the statement of stockholders equity for the period of October 15, 1999 to June 30, 2005 are included in this document.

        Operating results for the quarters ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004

                      371 E. Street Chula Vista, Ca. 91910
                     tel: (619) 422-1348 fax: (619) 422-1465

To the Board of Directors of
Quantum Companies, Inc.
(A Development Stage Company)


                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheets of Quantum Companies, Inc. (A Development Stage Company) as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six months ended June 30, 2005 and 2004; and for the period from October 15, 1999 (inception) through June 30, 2005 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Quantum Companies, Inc.

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Armando C. Ibarra
----------------------------
Armando C. Ibarra, CPA-APC

July 29, 2005
Chula Vista, California

                         QUANTUM COMPANIES, INC.
                      (A Development Stage Company)
                       Consolidated Balance Sheets
                                 ASSETS

                                               As of        As of
                                              June 30,     December 31,
                                                2005          2004
Current Assets
Cash                                        $   8,410    $   8,868
Accounts receivable                             2,000        2,000
Trading securities                              1,125        1,200
Total Current Assets                           11,535       12,068
Other Assets
Investments in other companies                  2,000        2,000
Web-site                                        3,420        3,420
Total Other Assets                              5,420        5,420
TOTAL ASSETS                                $  16,955    $  17,488
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $     735    $     135
Loan payable - related party (see note 5)      20,000       20,000
Total Current Liabilities                      20,735       20,135
TOTAL LIABILITIES                              20,735       20,135
STOCKHOLDERS' EQUITY
Common stock ($.001 par value,
25,000,000 shares authorized;
3,085,000 shares issued and
outstanding as of June 30,
2005 and December 31, 2004)                     3,085        3,085
Stock subscription receivable                  (1,600)      (1,600)
Additional paid-in capital                    117,765      117,765
Deficit accumulated during
development stage                            (123,030)    (121,897)
Total Stockholders' Equity                     (3,780)      (2,647)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                        $  16,955    $  17,488

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                October 15, 1999



                                  Six Months        Six Months     Three Months
                                    Ended             Ended           Ended
                                   June 30,          June 30,        June 30,
                                     2005              2004           2005
Revenues                           $      -           $  -   $          -
Operating Expenses
General & administrative
expenses                              1,058          3,424            919
Total Operating
expenses                              1,058          3,424            919
Operating Income
(Loss)                               (1,058)        (3,424)          (919)
Other Income
(Expenses)
Loss in
investment                                -              -              -
Gain (loss) on
marketable securities                   (75)         1,350            225
Other income                              -              -              -
Total Other Income
(Expenses)                              (75)         1,350            225
Net Income (Loss)
from continuing operation$         (1,133)$       (2,074)$           (694)
Discontinued Operations
Gain (loss) on operations
of apartment building                     -              -
Net Income (Loss)               $    (1,133)   $    (2,074)   $      (694)
Basic Income (Loss) Per Share   $     (0.00)   $     (0.00)   $     (0.00)
Weighted average number of
common shares outstanding         3,085,000      3,085,000      3,085,000







                                                               October 15, 1999
                                                    Three Months   (Inception)
                                                     Ended           through
                                                    June 30,         June 30,
                                                     2004             2005
Revenues                                                 $  -
Operating Expenses
General & administrative expenses                       1,372         37,523
Total Operating expenses                                1,372         37,523
Operating Income (Loss)                                (1,372)       (37,523)
Other Income (Expenses)
Loss in investment                                          -         (3,000)
Gain (loss) on marketable securities                    1,350           (675)
Other income                                                -            112
Total Other Income (Expenses)                           1,350         (3,563)
Net Income (Loss) from continuing operation$      $       (22)   $   (41,086)
Discontinued Operations
Gain (loss) on operations of apartment building       (81,944)
Net Income (Loss)                                 $       (22)   $  (123,030)
Basic Income (Loss) Per Share                     $     (0.00)
Weighted average number of
common shares outstanding                           3,085,000

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
             From October 15, 1999 (inception) through June 30, 2005


                                                         Common       Additional
                                               Common      Stock       Paid - in
                                               Stock      Amount        Capital

Beginning balance,
October 15, 1999                                      -         $ -         $ -

Common stock issued on October 15, 1999 for
organization costs
@ $0.01 per share                               100,000         100         900

Net income, December 31, 1999

Balance, December 31, 1999                      100,000         100         900

Common stock issued on September
5, 2000 in
connection with a private
placement valued @ $0.01
per share (less $5,000
stock subscription)                           1,550,000       1,550      13,950

Common stock issued on S
eptember 5, 2000 for
subscription receivable
@ $0.01 per share                               160,000         160       1,440

Net loss, December 31, 2000

Balance, December 31, 2000                    1,810,000       1,810      16,290

Common stock issued on March 1,
2001 in
connection with a real estate
purchase contract valued
@ $0.10 per share                             1,000,000       1,000      99,000

Net loss, December 31, 2001

Balance, December 31, 2001                    2,810,000       2,810     115,290

Stock subscription received on
April 30, 2002

Net loss, December 31, 2002

Balance, December 31, 2002                    2,810,000       2,810     115,290

Common stock issued on April
9, 2003 for
directors fees valued
@ $0.01 per share                               175,000         175       1,575

Common stock issued on
April 9, 2003 to
Corporate Capital valued
@ $0.01 per share                               100,000         100         900

Net loss, December 31, 2003

Balance, December 31, 2003                    3,085,000       3,085     117,765

Net loss, December 31, 2004

Balance, December 31, 2004                    3,085,000       3,085     117,765

Net loss, June 30, 2005

Balance, June 30, 2005                        3,085,000   $   3,085   $ 117,765


                                     Stock         Deficit
                                 Subscription    Accumulated
                                   Receivable     during the      Total
                                                  development
                                                    stage
Beginning balance,
October 15, 1999                       $ -          $ -          $ -

Common stock issued on
October 15, 1999 for
organization costs
@ $0.01 per share                        -            -        1,000

Net income, December 31, 1999            -

Balance, December 31, 1999               -            -        1,000

Common stock issued on
September 5, 2000 in
connection with a private
placement valued @ $0.01
per share (less $5,000 s
tock subscription)                  (5,000)           -       10,500

Common stock issued on
September 5, 2000 for
subscription receivable
@ $0.01 per share                   (1,600)           -            -

Net loss, December 31, 2000              -       (1,000)      (1,000)

Balance, December 31, 2000          (6,600)      (1,000)      10,500

Common stock issued on
March 1, 2001 in
connection with a real estate
purchase contract valued
@ $0.10 per share                        -            -      100,000

Net loss, December 31, 2001              -       (8,304)      (8,304)

Balance, December 31, 2001          (6,600)      (9,304)     102,196

Stock subscription
received on April 30, 2002           5,000            -        5,000

Net loss, December 31, 2002              -      (81,505)     (81,505)

Balance, December 31, 2002          (1,600)     (90,809)      25,691

Common stock issued on
April 9, 2003 for
directors fees valued
@ $0.01 per share                        -            -        1,750

Common stock issued on
April 9, 2003 to
Corporate Capital valued
@ $0.01 per share                        -            -        1,000

Net loss, December 31, 2003              -      (17,869)     (17,869)

Balance, December 31, 2003          (1,600)    (108,678)      10,572

Net loss, December 31, 2004        (13,219)     (13,219)

Balance, December 31, 2004          (1,600)    (121,897)      (2,647)

Net loss, June 30, 2005             (1,133)      (1,133)

Balance, June 30, 2005           $  (1,600)   $(123,030)   $  (3,780)

            QUANTUM COMPANIES, INC.
         (A Development Stage Company)
     Consolidated Statements of Cash Flows

                                          Six Months    Six Months  Three Months
                                             Ended        Ended       Ended
                                             June 30,    June 30,    June 30,,
                                              2005        2004         2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $    (1,133)$    (2,074)$    (694)
Adjustments to reconcile net
loss to net cash (used in)
provided by operating
activities:
Investment in trading
securities                                   75      (1,200)       (225)
Common stock issued for
services                                      -           -           -
Changes in operating assets
and liabilities:
(Increase) decrease in
assets:
Accounts receivables                          -           -
Increase (decrease) in
liabilities:                                600         600
Payables & current liabilities                -         835           -
Net cash provided by (used in)
operating activities(458)                (2,439)       (319)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                   -      (2,000)          -
Website development                           -           -           -
Net cash provided by (used in)
investing activities                          -      (2,000)          -
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                  -           -           -
Change in loans payable                       -           -           -
Change in common stock                        -           -           -
Change in paid in capital                     -           -           -
Net cash provided by (used in)
financing activities                          -           -           -
Net increase (decrease) in cash            (458)     (4,439)       (319)
Cash at beginning of period               8,868      24,364       8,729
Cash at end of period                  $  8,410    $ 19,925    $  8,410
Supplemental Cash Flows Disclosures:
Cash paid during period for
interest                               $           $           $     -
Cash paid during period for
income taxe$                           $           $    -      $
Schedule of Non-Cash Activities:
(Gain) Loss on valuation of
trading securities                          75     $  (1,200)  $    (225)




                                                               October 15, 1999
                                                   Three Months      (Inception)
                                                       Ended             through
                                                      June 30           June 30,
                                                        2004              2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $     (22)  $(123,030)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Investment in trading securities                             (1,350)     (1,125)
Common stock issued for services                                  -        2,750
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivables                                         (2,000)
Increase (decrease) in liabilities:                               -          600
Payables & current liabilities                                  835          135
Net cash provided by (used in) operating activities            (537)   (122,670)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                                  (2,000)     (2,000)
Website development                                               -      (3,420)
Net cash provided by (used in) investing activities          (2,000)     (5,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                                      -      (1,600)
Change in loans payable                                           -       20,000
Change in common stock                                            -        2,810
Change in paid in capital                                         -      115,290
Net cash provided by (used in) financing activities               -      136,500
Net increase (decrease) in cash                              (2,537)       8,410
Cash at beginning of period                                  22,462            -
Cash at end of period                                     $  19,925    $   8,410
Supplemental Cash Flows Disclosures:
Cash paid during period for interest                          $   -
Cash paid during period for income taxes                      $   -
Schedule of Non-Cash Activities:
(Gain) Loss on valuation of trading securities            $  (1,350)

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                   Consolidated Notes to Financial Statements
                               As of June 30, 2005



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

b.   Basis of Consolidation

The consolidated financial statements include the accounts of Quantum Companies, Inc., the parent Company, Eshop Communities, Inc., a California corporation, and Eshop Communities, Inc., a Nevada corporation. All subsidiaries are wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

f.       Investments in Securities

Trading securities at June 30, 2005 are classified and disclosed as available for sale securities under the requirements of SFAS No. 130. Under such statement, the Company's securities are required to be reflected at fair market value.

g.   Revenue Recognition and Deferred Revenue

Revenue includes the following:  Eshop Communities,  Inc. revenue consists of service revenue. Revenue is recognized when the services are provided. Eshop will charge their merchants a monthly flat fee of $39.95, but does not charge a set-up fee. As of June 30, 2005 Eshop had not recognized any revenue.

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


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $122,430 during the period from October 15, 1999 (inception) to June 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2005 the Company has a loan payable to Triad Industries, Inc. for $20,000. The loan is non- interest bearing. It should be noted that Triad Industries, Inc. and its wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of the 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan; therefore repayment terms have not been set. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. However, the management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. The $20,000 is reflected as a note payable under current liabilities.

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

June 30,                                               June 30,
                                               2005             2004
                                -------------------------------------

Net income (loss) from
operations - (Numerator)                $      (533)   $     (2,074)

Weighed average number
of shares outstanding - (Denominator)     3,085,000        3,085,000
                                -------------------------------------
                                -------------------------------------


Basic Income (Loss) Per Share           $     (0.00)          (0.00)

                                =====================================



NOTE 7.  INCOME TAXES

                       As of June 30, 2005
                ---------------------------------
                ---------------------------------

Deferred tax assets:
Net operating tax carryforwards   $ 30,997
Other                                         -0-
                ---------------------------------
Gross deferred tax assets           30,997
Valuation allowance                (30,997)
                ---------------------------------

Net deferred tax assets                  $    -0-
                =================================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8.  SCHEDULE OF NET OPERATING LOSSES

1999   Net Operating Income
                                         $       0
2000   Net Operating Loss                   (1,000)
2001   Net Operating Loss                   (8,304)
2002   Net Operating Loss                  (81,505)
2003   Net Operating Loss                  (17,869)
2004   Net Operating Loss                  (13,219)
2005   Net Operating Loss (six months)
                                              (533)
                                ------------------
                                ------------------
       Net Operating Loss                $(122,430)
                                ==================

As of June 30, 2005, the Company has net operating loss carryforwards of approximately $122,430. Net operating loss carryforward expires twenty years from the date the loss was incurred.


NOTE 9.  TRADING SECURITIES

At June 30, 2005, the Company held trading securities of the following company:

                       Trading    Number of Mkt. Price At       FMV At
                       Market     Shares    Quarter End        March 31, 2005
                                 ------------ ------------- -----------------

Triad Industries, Inc     Pink    7,500      0.15             1,125
                           ----------------------------
Total                                                        $1,125
                           ============================

The Company is in accordance with SFAS 130, when reporting trading securities. Trading securities is reported at market value as of June 30 , 2005.


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

As of June 30, 2005, the Company had 3,085,000 shares of common stock issued and outstanding.


NOTE 11.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of June 30, 2005.

o Common stock, $0.01 par value; 25,000,000 shares authorized: 3,085,000 shares issued and outstanding as of June 30, 2005.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          As of June 30, 2005, the Company has $11,535 in total current assets compared to total current assets of $12,068 as of December 31, 2004. The major factor in the reduction of current assets was the use of cash to pay minimal operating expenses. The Company has stopped developing the advertising portal it had been hoping to market, due to the product not being well received. Currently, the assets are comprised of $8,410 in cash, $2,000 in accounts receivable, and $1,125 in trading securities.


            As of June 30, 2005, the Company has $20,735 in total current liabilities compared to $20,135 as of December 31, 2004. Included in the current liabilities is a note payable to Triad Industries, Inc. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and it's wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted before the Company's common stock trades publicly, it would be converted at approximately $.015 per share or 1,333,333 shares of the Company's common stock. If the note was converted after the Company commences trading, management would look to use the trading price of the Company's common stock.

Due to unsuccessful marketing of the Company's business model and limited assets management is considering merging the Company with another operating entity to give shareholders value.

Results of Operations

         For the three months ending June 30, 2005, the Company had a net loss of $694 compared to a net loss of $22 for the same period of 2004. This $672 increase in the net loss stems from the implementation of the Company's business plan not going as planned. Management had anticipated implementing the Company's advertising portal. However, test marketing did not go well. The net loss for the period represents the payment of minimal costs while the Company attempts to merge with another entity.

         For the six months ending June 30, 2005, the Company had a net loss of $1,133 compared to a net loss of $2,074 for the same period of 2004. This $941 decrease in the net loss is not really comparable to the same period of the year before. This stems from the implementation of the Company's business plan not going as planned. During the first six months of 2004 management had anticipated implementing the Company's advertising portal and was incurring costs associated with the project. However, test marketing did not go well. The net loss for the period represents the payment of minimal costs while the Company attempts to merge with another entity.


           The Company had zero revenues from the advertising portal since inception.

Net Operating Loss

          The Company has accumulated approximately $123,030 of net operating loss carry-forwards as of June 30, 2005, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $81,944 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

Sale of Common Capital Stock

            None.

Risk Factors and Cautionary Statements

          Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risk detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 3. Controls and Procedures

          The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

          However, it should be noted that the Company has become aware of the fact that another entity has trademarked the name Eshop. The Company received the opinion from legal counsel that the likelihood of successful litigation against the Company to stop using the name Eshop would be in his opinion fifty-fifty. To head off a further potential problem, management has decided to rename the operating subsidiary. Currently no new name has been proposed due to the advertising portal being put on hold because of poor market reception.

ITEM 2. CHANGES IN SECURITIES

            None.

As of June 30, 2005, the Company has 3,085,000 shares of common stock issued and outstanding.

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



                                                      QUANTUM COMPANIES, INC.,


                                                      Dated: August 4, 2005
                                                      By:/S/ Michael Kelleher
                                                      Michael Kelleher
                                                      President, Director



                                                      Dated: August 4, 2005
                                                      By:/S/ Linda Bryson
                                                      Linda Bryson
                                                      Sec. / Treas., CFO,
                                                      Director