Form 10QSB
period 2005-09-30
QUANTUM CO INC
filed 2006-01-09
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

(X) QUARTERLY REPOR PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter report ended September 30, 2005
                                       or

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

                  Class                    Outstanding as of September 30, 2005
              Common Stock, $0.001               3,085,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                  Heading                                  Page

Item 1.      Consolidated Financial Statements                              1-2

                 Consolidated Balance Sheets September 30, 2005
                 and December 31, 2004                                      3-4

                 Consolidated Statements of Stockholders Equity               5

                 Consolidated Statements of Cash Flows for the nine months
                 Ended September 30, 2005 and 2004                            6

                 Notes to Consolidated Financial Statements                 7-8

Item 2.      Managements Discussion and Analysis and
                 Result of Operations                                       9-10

Item 3.      Controls and Procedures                                         10


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                               10

Item 2.      Changes in Securities                                           11

Item 3.      Defaults Upon Senior Securities                                 11

Item 4.      Submission of Matter to be a Vote of Securities Holders         11

Item 5.      Other Information on Form 8-K                                   11

Item 6.      Exhibits and Reports on 8K                                      11

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

        The un-audited balance sheet of the Company as of September 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2005 and September 30, 2004 and the statement of stockholders equity for the period of October 15, 1999 to September 30, 2005 are included in this document.

        Operating results for the quarters ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004

                    371 E. Street Chula Vista, Ca. 91910
                     tel: (619) 422-1348 fax: (619) 422-1465




Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD


To the Board of Directors of
Quantum Companies, Inc.
(A Development Stage Company)


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Quantum Companies, Inc. (A Development Stage Company) as of September 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine and three months ended September 30, 2005 and 2004; and for the period from October 15, 1999 (inception) through September 30, 2005 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Quantum Companies, Inc.

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

/s/ Armando C. Ibarra
----------------------------
Armando C. Ibarra, CPA-APC

November 14, 2005
Chula Vista, California

                         QUANTUM COMPANIES, INC.
                      (A Development Stage Company)
                       Consolidated Balance Sheets
                                  ASSETS
                                                As of       As of
                                             September 30,  December 31,
                                                2005         2004
Current Assets
Cash                                        $   6,696    $   8,868
Accounts receivable                             2,000        2,000
Trading securities                              1,125        1,200
Total Current Assets                            9,821       12,068
Other Assets
Investments in
other companies                                 2,000        2,000
Web-site                                        3,420        3,420
Total Other Assets                              5,420        5,420
TOTAL ASSETS                                $  15,241    $  17,488
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $       -    $     135
Loan payable - related party (see note 5)      20,000       20,000
Total Current Liabilities                      20,000       20,135
TOTAL LIABILITIES                              20,000       20,135
STOCKHOLDERS' EQUITY
Common stock ($.001 par value,
25,000,000 shares authorized;
3,085,000 shares issued
and outstanding as of
September 30, 2005
and December 31, 2004)                          3,085        3,085
Stock subscription receivable                  (1,600)      (1,600)
Additional paid-in capital                    117,765      117,765
Deficit accumulated
during development stage                     (124,009)    (121,897)
Total Stockholders' Equity                     (4,759)      (2,647)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                        $  15,241    $  17,488

          QUANTUM COMPANIES, INC.
       (A Development Stage Company)
            Consolidated Statements of Operations

                                 Nine Months       Nine Months
                                   Ended             Ended
                                September 30,     September 30,
                                   2005               2004
Revenues                         $       -          $    -
Operating Expenses
General & administrative
expenses                              2,037          5,772
Total Operating expenses              2,037          5,772
Operating Income (Loss)              (2,037)        (5,772)
Other Income (Expenses)
Loss in investment                        -              -
Gain (loss) on marketable
securities                              (75)           300
Other income                              -              -
Total Other Income (Expenses)           (75)           300
Net Income (Loss) from
continuing operatio$s                (2,112)    $    (5,472)
Discontinued Operations
Gain (loss) on operations
of apartment building                     -
Net Income (Loss)              $     (2,112)    $    (5,472)
Basic Income (Loss) Per Share  $      (0.00)     $    (0.00)
Weighted average number of
common shares outstanding         3,085,000      3,085,000








                                   Three Months     Three Months
                                       Ended           Ended
                                  September 30,     September 30,
                                       2005             2004
Revenues                             $    -         $    -
Operating Expenses
General & administrative
expenses                              1,579          2,348
Total Operating expenses              1,579          2,348
Operating Income (Loss)              (1,579)        (2,348)
Other Income (Expenses)
Loss in investment                        -              -
Gain (loss) on marketable
securities                                -           (900)
Other income                              -              -
Total Other Income (Expenses)             -           (900)
Net Income (Loss) from
continuing operatio$s           $    (1,579)   $    (3,248)
Discontinued Operations
Gain (loss) on operations of
apartment building                        -              -
Net Income (Loss)               $    (1,579)   $    (3,248)$
Basic Income (Loss) Per Share   $     (0.00)   $    (0.00)
Weighted average number of
common shares outstanding         3,085,000      3,085,000






                                                 October 15, 1999
                                                   (Inception)
                                                     through
                                                  September 30,
                                                      2005
Revenues                                                  -
Operating Expenses
General & administrative expenses                    38,502
Total Operating expenses                             38,502
Operating Income (Loss)                             (38,502)
Other Income (Expenses)
Loss in investment                                   (3,000)
Gain (loss) on marketable securities                   (675)
Other income                                            112
Total Other Income (Expenses)                        (3,563)
Net Income (Loss) from continuing operations      $ (42,065)
Discontinued Operations
Gain (loss) on operations of apartment building     (81,944)
Net Income (Loss)                                 $(124,009)
Basic Income (Loss) Per Share
Weighted average number of
common shares outstanding

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
          From October 15, 1999 (inception) through September 30, 2005


                                                                   Common
                                                     Common         Stock
                                                      Stock        Amount


Beginning balance, October 15, 1999                           -           $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                    100,000           100

Net income,  December 31, 1999

Balance,  December 31, 1999                             100,000           100

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)            1,550,000         1,550

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share               160,000           160

Net loss,  December 31, 2000

Balance,  December 31, 2000                           1,810,000         1,810

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
 @ $0.10 per share                                    1,000,000         1,000

Net loss,  December 31, 2001

Balance,  December 31, 2001                           2,810,000         2,810

Stock subscription received on April 30, 2002

Net loss,  December 31, 2002

Balance,  December 31, 2002                           2,810,000         2,810

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                 175,000           175

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share              100,000           100

Net loss,  December 31, 2003

Balance,  December 31, 2003                           3,085,000         3,085

Net loss,  December 31, 2004

Balance,  December 31, 2004                           3,085,000         3,085

Net loss,  September 30, 2005

Balance,  September 30, 2005                          3,085,000       $ 3,085






                                                        Additional       Stock
                                                       Paid - in    Subscription
                                                         Capital      Receivable


Beginning balance, October 15, 1999                           $ -        $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                          900

Net income, December 31, 1999

Balance, December 31, 1999                                    900          -

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                 13,950     (5,000)

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                   1,440     (1,600)

Net loss, December 31, 2000

Balance, December 31, 2000                                 16,290     (6,600)

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                          99,000

Net loss, December 31, 2001

Balance, December 31, 2001                                115,290     (6,600)

Stock subscription received on April 30, 2002                   -      5,000

Net loss, December 31, 2002

Balance, December 31, 2002                                115,290     (1,600)

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                     1,575

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share                    900

Net loss, December 31, 2003

Balance, December 31, 2003                                117,765     (1,600)

Net loss, December 31, 2004

Balance, December 31, 2004                                117,765     (1,600)

Net loss, September 30, 2005

Balance, September 30, 2005                              $117,765   $ (1,600)




                                                           Deficit
                                                        Accumulated
                                                           During         Total
                                                        Development
                                                           Stage

Beginning balance, October 15, 1999                            $ -          $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                             -        1,000

Net income, December 31, 1999                                    -            -

Balance, December 31, 1999                                       -        1,000

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)                       -       10,500

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share                        -

Net loss, December 31, 2000                                 (1,000)      (1,000)

Balance, December 31, 2000                                  (1,000)      10,500

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                                -      100,000

Net loss, December 31, 2001                                 (8,304)      (8,304)

Balance, December 31, 2001                                  (9,304)     102,196

Stock subscription received on April 30, 2002                    -        5,000

Net loss, December 31, 2002                                (81,505)     (81,505)

Balance, December 31, 2002                                 (90,809)      25,691

Common stock issued on April 9, 2003 for
directors fees valued @ $0.01 per share                          -        1,750

Common stock issued on April 9, 2003 to
Corporate Capital valued @ $0.01 per share                       -        1,000

Net loss, December 31, 2003                                (17,869)     (17,869)

Balance, December 31, 2003                                (108,678)      10,572

Net loss, December 31, 2004                                (13,219)     (13,219)

Balance, December 31, 2004                                (121,897)      (2,647)

Net loss, September 30, 2005                                (2,112)      (2,112)

Balance, September 30, 2005                              $(124,009)   $  (4,759)

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                  Nine Months       Nine Months
                                                     Ended             Ended
                                                 September 30,     September 30,
                                                      2005              2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $ (2,112)   $ (5,472)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Investment in trading securities                                75        (300)
Common stock issued for services                                 -           -
Changes in operating assets
and liabilities:
(Increase) decrease in assets:
Accounts receivables                                             -           -
Increase (decrease) in liabilities:
Payables & current liabilities                                (135)        135
Net cash provided by (used in)
operating activi(2,172)                                     (5,637)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                                      -      (2,000)
Website development                                              -           -
Net cash provided by (used in)
investing activities -                                      (2,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                                     -           -
Change in loans payable                                          -           -
Change in common stock                                           -           -
Change in paid in capital                                        -           -
Net cash provided by (used in)
financing activities -                                           -
Net increase (decrease) in cash                             (2,172)     (7,637)
Cash at beginning of period                                  8,868      24,364
Cash at end of period                                     $  6,696    $ 16,727
Supplemental Cash Flows Disclosures:
Cash paid during period for
interest                                                      $  -        $  -
Cash paid during period for
income taxes                                                   $ -        $  -
Schedule of Non-Cash Activities:
(Gain) Loss on valuation
of trading securities                                     $     75    $   (300)












                                          Three Months     Three Months
                                             Ended             Ended
                                        September 30,     September 30,
                                              2005             2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $ (1,579)   $ (3,248)
Adjustments to reconcile net
loss to net cash (used in)
provided by operating activities:
Investment in trading securities                  -         750
Common stock issued for services                  -           -
Changes in operating assets and
liabilities:
(Increase) decrease in assets:
Accounts receivables                              -           -
Increase (decrease) in liabilities:
Payables & current liabilities                 (135)       (700)
Net cash provided by (used in)
operating activities                         (1,714)     (3,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                       -           -
Website development                               -           -
Net cash provided by (used in)
investing activities                              -           -
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                      -           -
Change in loans payable                           -           -
Change in common stock                            -           -
Change in paid in capital                         -           -
Net cash provided by (used in)
financing activities                              -           -
Net increase (decrease) in cash              (1,714)     (3,198)
Cash at beginning of period                   8,410      19,925
Cash at end of period                      $  6,696    $ 16,727    $
Supplemental Cash Flows Disclosures:
Cash paid during period for interest           $  -      $    -
Cash paid during period for income taxes        $ -      $    -
Schedule of Non-Cash Activities:
(Gain) Loss on valuation of
trading securities                            $   -    $    750
















                                        October 15, 1999
                                          (Inception)
                                            through
                                         September 30,
                                              2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $(124,009)
Adjustments to reconcile net
loss to net cash (used in)
provided by operating activities:
Investment in trading securities              (1,125)
Common stock issued for services               2,750
Changes in operating assets and
liabilities:
(Increase) decrease in assets:
Accounts receivables                          (2,000)
Increase (decrease) in liabilities:
Payables & current liabilities                     -
Net cash provided by (used in)
operating activities                        (124,384)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                   (2,000)
Website development                           (3,420)
Net cash provided by (used in)
investing activities                          (5,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in stock subscription                  (1,600)
Change in loans payable                       20,000
Change in common stock                         2,810
Change in paid in capital                    115,290
Net cash provided by (used in)
financing activities                         136,500
Net increase (decrease) in cash                6,696
Cash at beginning of period                        -
Cash at end of period                      $   6,696
Supplemental Cash Flows Disclosures:
Cash paid during period for interest       $       -
Cash paid during period for income taxes
Schedule of Non-Cash Activities:
(Gain) Loss on valuation of
trading securities

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                   Consolidated Notes to Financial Statements
                            As of September 30, 2005
6



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

f.       Investments in Securities

Trading securities at September 30, 2005 are classified and disclosed as available for sale securities under the requirements of SFAS No. 130. Under such statement, the Company's securities are required to be reflected at fair market value.

g.   Revenue Recognition and Deferred Revenue

Revenue includes the following: Eshop Communities, Inc. revenue consists of service revenue. Revenue is recognized when the services are provided. Eshop will charge their merchants a monthly flat fee of $39.95, but does not charge a set-up fee. As of September 30, 2005 Eshop had not recognized any revenue.

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


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $124,009 during the period from October 15, 1999 (inception) to September 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2005 the Company has a loan payable to Triad Industries, Inc. for $20,000. The loan is non- interest bearing. It should be noted that Triad Industries, Inc. and its wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of the 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan; therefore repayment terms have not been set. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. However, the management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. The $20,000 is reflected as a note payable under current liabilities.

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

                                 September 30,        September 30
                                      2005                 2004
                            ------------------ --------------------

Net income (loss) from
operations - (Numerator)             $    (2,112)   $    (1,579)

Weighed average number of
shares outstanding - (Denominator)     3,085,000      3,085,000
                      -----------------------------------------
                      -----------------------------------------


Basic Income (Loss) Per Share        $     (0.00)   $     (0.00)

                      =========================================



NOTE 7.  INCOME TAXES

                           As of September 30, 2005
               ----------------------------------
               ----------------------------------

Deferred tax assets:
Net operating tax carryforwards   $ 31,614
Other                                   -0-
               ----------------------------------
Gross deferred tax assets           31,614
Valuation allowance                (31,614)
               ----------------------------------

Net deferred tax assets            $    -0-
               ==================================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8.  SCHEDULE OF NET OPERATING LOSSES

1999   Net Operating Income               $       0
2000   Net Operating Loss                    (1,000)
2001   Net Operating Loss                    (8,304)
2002   Net Operating Loss                   (81,505)
2003   Net Operating Loss                   (17,869)
2004   Net Operating Loss                   (13,219)
2005   Net Operating Loss (nine months)
                                             (2,112)
                                 ------------------
                                 ------------------
       Net Operating Loss                 $(124,009)
                                 ==================

As of September 30, 2005, the Company has net operating loss carryforwards of approximately $124,009. Net operating loss carryforward expires twenty years from the date the loss was incurred.


NOTE 9.  TRADING SECURITIES

At September 30, 2005, the Company held trading securities of the following company:

                           Trading     Number of     Mkt. Price At       FMV At
                            Market      Shares     Quarter End   March 31, 2005
                           --------- ------------- ----------------- -----------

  Triad Industries, Inc      Pink         7,500         0.15          1,125
                                                   ----------------------------
  Total                                              $                1,125
                                                   ============================

The Company is in accordance with SFAS 130, when reporting trading securities. Trading securities is reported at market value as of September 30, 2005.


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

As of September 30, 2005, the Company had 3,085,000 shares of common stock issued and outstanding.


NOTE 11.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of September 30, 2005.

o        Common stock,  $0.001 par value;  25,000,000  shares  authorized:
3,085,000 shares issued and outstanding as of September 30,      2005.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          As of June 30, 2005, the Company has $9,821 in total current assets compared to total current assets of $12,068 as of December 31, 2004. The major factor in the reduction of current assets was the use of cash to pay minimal operating expenses. The Company has stopped developing the advertising portal it had been hoping to market, due to the product not being well received. Currently, the assets are comprised of $6,696 in cash, $2,000 in accounts receivable, and $1,125 in trading securities.


            As of September 30, 2005, the Company has $20,735 in total current liabilities compared to $20,135 as of December 31, 2004. Included in the current liabilities is a note payable to Triad Industries, Inc. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and it's wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted before the Company's common stock trades publicly, it would be converted at approximately $.015 per share or 1,333,333 shares of the Company's common stock. If the note was converted after the Company commences trading, management would look to use the trading price of the Company's common stock.

Due to unsuccessful marketing of the Company's business model and limited assets management is considering merging the Company with another operating entity to give shareholders value.

Results of Operations

         For the three months ending September 30, 2005, the Company had a net loss of $1,579 compared to a net loss of $3,248 for the same period of 2004. This $1,669 decrease in the net loss stems from the failure of the Company's business plan. Management had anticipated implementing the Company's advertising portal. However, test marketing did not go well. The net loss for the period represents the payment of minimal operating costs. For comparison purposes in 2004 the Company had a $900 write down of trading securities in 2004. Do to the failure of the marketing portal the Company will attempt to merge with another entity.

         For the nine months ending September 30, 2005, the Company had a net loss of $2,112 compared to a net loss of $5,472 for the same period of 2004. This $3,360 decrease in the net loss is not really comparable to the same period of the year before. This stems from the implementation of the Company's business plan not going as planned. During the first six months of 2004 management had anticipated implementing the Company's advertising portal and was incurring costs associated with the project. However, test marketing did not go well. The net loss since the failed implementation represents the payment of minimal costs while the Company attempts to merge with another entity.


           The Company had zero revenues from the advertising portal since inception.

Net Operating Loss

          The Company has accumulated approximately $124,009 of net operating loss carry-forwards as of September 30, 2005, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $81,944 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

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

Item 3. Controls and Procedures

          The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


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

ITEM 2. CHANGES IN SECURITIES

            None.

As of September 30, 2005, the Company has 3,085,000 shares of common stock issued and outstanding.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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



                                                       QUANTUM COMPANIES, INC.,


                                                       Dated: January 6, 2006
                                                       By:/S/ Michael Kelleher
                                                       Michael Kelleher
                                                       President, Director



                                                       Dated: January 6, 2006
                                                       By:/S/ Linda Bryson
                                                       Linda Bryson
                                                       Sec. / Treas., CFO,
                                                       Director