Form 10KSB
period 2005-12-31
QUANTUM CO INC
filed 2006-04-05
CIK 1106599

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2005
                                       Or
       Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                (No Fee Required)
                        Commission File Number: 000-50519

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

                                    x YES NO

As of March 26, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $0 based upon the fact that the common stock of the Company is not traded publicly on any exchange.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.


Common Stock                                 3,085,000 Shares Outstanding
$0.001 par value                                as of December 31, 2005

Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $0.

                             QUANTUM COMPANIES, INC.
                                TABLE OF CONTENTS


                                   PART I                             Page

Item 1.          Description of Business                               2
Item 2.          Description of Property                               6
Item 3.          Legal Proceedings                                     6
Item 4.          Submission of Matter to a Vote of Security Holders    7


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters   7
Item 6.          Managements Discussion and Analysis or Plan of Operation   10
Item 7.          Financial Statements                                       16
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    28
Item 8a.        Controls and Procedures                                     28

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act      28
Item 10.         Executive Compensation                                     31
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                             32
Item 12.        Certain Relationships and Related Transactions              33
Item 13.        Exhibits and Reports on Form 8-K                            33
Item 14.        Accoountans                                                 33


SIGNATURES                                                                   S-1

ITEM     1.       Description of Business

         Quantum Companies, Inc. (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate property. On April 1, 2001, the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc. a publicly traded company. The Company purchased the property for $399,000, of which $100,000 was paid by the issuance of the Company's common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. The logistical problems the Company had were mostly due to the inability to oversee the property due to the corporate offices being approximately forty five miles north of the property. In being forty five miles away management had to rely upon a property manager. However, in the opinion of management the property manager at this location did not adequately resolve issues or discrepancies with tenants or the property. Management considered hiring a new manager, but due to the properties age and condition (a cracked slab) management decided to sell the property. The cracked slab was fully disclosed to the purchaser in the sales documents. The Company received cash proceeds of about $27,000 from the sale of the property, some of has used to develop a subsidiary named ESHOPCOMMUNITIES.INC (referred to hereafter as E-shop). As of December 31, 2003, the Company had used $6,095 to develop E-shop. The $6,095 was spent in the following ways $875 to make website technologically feasible, $3,420 on live website, $300 domain registration, and approximately $1,500 for general and administrative expenses.

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

         Due to unsuccessful marketing of the Company's business model, management is considering merging the Company with another operating entity to give shareholders value.

         The Company operates from the internet domain addresses of www.eshopcommunities.com, www.eshoptemecula.com , www.eshopmurrieta.com , and www.eshopescondido.com . The marketing portal is fully operational.

         The Company has authorized 25,000,000 shares of $0.001 par value common stock. As of December 31, 2005, the Company has 3,085,000 shares of common stock outstanding.

         It should be noted that the Company has become aware of the fact that another entity has trademarked the name "Eshop". The Company received the opinion legal counsel that the likelihood of successful litigation against the Company to stop using the name "Eshop" would be in his opinion fifty- fifty. To head off a further potential problem, management has decided to rename the Company. Currently no new name has been proposed, due to the poor reception of the marketing portal.

         E-shop operates from a single location at 122 E. Grand Avenue, Escondido, California. The company uses 100 square feet, which is provided by E-shops president. There are no material terms to the agreement. It should be noted that the agreement is not in writing and no rent is charged to the Company. The property is not owned or rented by the Company, however it is in excellent rental condition.

         Quantum Companies, Inc. utilizes a resident agent office located at 2724 Otter Creek Court, Las Vegas Nevada, 89117.

         In the opinion of management, all of the products and services the Company uses are readily available. The products and services are easily substituted if any complications arose. Therefore, Quantum Companies, Inc is not dependent on any one company for their operations. It should be noted that the Company does not manufacture any of their own products.

         The Company is not required to deliver an annual report to security holders. The Company will send an annual report with audited financial statements to a security holder if requested. The Company is not currently a reporting entity.

         At this time, the public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company has filed it's 10KSB report electronically with the SEC. The SEC maintains a website where these reports may be found. The address of the website is as follows http://www.sec.gov.

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

         The Company is not dependent on any one customer due to customers being charged a flat monthly fee. All customers would be paying the same amount.

         The Company is not currently marketing the portal due to the poor reception received in a test-marketing program.

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

Therefore, Quantum Companies Inc., is a holding company.

Services

         E-shop has the ability to provide an online marketing portal that is geared toward smaller business' that cannot afford large marketing budgets to give them an advertising presence. E-shop charges the merchant a fee to put them in the online portal that E-shop promotes to the local community. The merchants have the ability to promote themselves on the portal by having an informational page, a link to their website, and a printable coupon. To date the Company has not had any paying clients. The current services marketed by the Company have been unsuccessful. Management has been altering the offered services to be sold in conjunction with the services of a search engine optimization company in Temecula, California. To date the service package has not been finalized and has only been conversation.

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

Competition

         Management considers competition to be any other online portal in the community they plan to develop in to be competition. In the first area the Company has identified in Temecula and Murrieta, management is aware of three other companies providing the same services. Management became aware of the other companies providing similar services via the local Chamber of Commerce, internet research and the phone book. These three other entities are already operational. The three other entities are temeculaonline.net, Temelink.com, and localads411.com. These companies appear to be of comparable size to E-shop and provide similar services. In the opinion of management since the Company is the last to enter the area, management would assume that initially the Company would be the least recognizable to the local community of the four. Due to this being a relatively new industry management is not aware of any reports or studies, which would help the reader understand the competition a company in this industry will face. However, management believes internet advertising portals have been in business in the Temecula / Murrieta area for approximately the last three years. It is believed by management that the Company will distinguish itself from the others due to several methods of competition. The most important factor management believes is the ease of use of the Companies advertising portal. The Company will also advertise the online portal in local media to bring attention to the site and its features. Management is not aware of any consistent advertising program by the other three entities in the same area that actively advertise to potential users. Management has further determined from contacting the other advertising portals in this area that the pricing plan of Eshop would be the lowest in this region. Management feels that an active advertising campaign could help the Company become recognizable in the Temecula/ Murrieta area.

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

Item 2.  Description of Property

     E-shop operates from a single location at 122 E. Grand Avenue, Escondido, California. The company uses 100 square feet, which is provided by E-shops president. There are no material terms to the agreement. It should be noted that the agreement is not in writing and no rent is charged to the Company. The property is not owned or rented by the Company, however it is in excellent rental condition.

         Quantum Companies, Inc. utilizes a resident agent office located at 2724 Otter Creek Court, Las Vegas Nevada, 89117.


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

         As of December 31, 2005 there were 35 holders of record of the Company's Common Stock. Because the Company does not presently trade, no trading history is presented herein.

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

        Recent Sales of Unregistered Securities

In accordance with Item 701 of Regulation SB the Company considers recent sales of securities to be transactions, which have occurred in the last three years.

Recent Sales of Unregistered Securities are transactions deemed to have occurred in the last three years.

            On April 9, 2003, the Company issued 50,000 shares of common stock to each of its two officers at $.01 for total consideration of $500 each. On the same day the Company also issued 25,000 shares of common stock to each of its three directors at $.01 for total consideration of $250 each. Also on the same day the Company issued 100,000 shares of common stock at $.01 to Corporate Capital Formation, Inc. for services rendered in the amount of $1,000. The services provided by Corporate Capital Formation, Inc. include resident agent services for both Quantum Companies, Inc. (the parent company) and Eshop Communities, Inc of Nevada and expedited incorporation services for Eshop Communities, Inc. of Nevada. Mr. Kelleher and Ms. Bryson, are officer / directors of the company, and are officers and directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. As of December 31, 2003, Corporate Capital Formation Inc. holds 110,000 shares of the Company, which is included in the holdings of Triad Industries, Inc.

          All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of December 31, 2005, the Company has a total of 3,085,000 shares of common stock outstanding.


Description of Securities

         The Company is authorized to issue 25,000,000 shares of Common Stock, par value $.001 per share. As of December 31, 2004 and December 31, 2005, there were 3,085,000 shares of common stock were issued and outstanding.

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

Dividend Policy

           The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6.  Managements Discussion and Analysis or Plan of Operation

         Quantum Companies, Inc. (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate property. On April 1, 2001, the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc. a publicly traded company. The Company purchased the property for $399,000, of which $100,000 was paid by the issuance of the Company's common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. The logistical problems the Company had were mostly due to the inability to oversee the property due to the corporate offices being approximately forty five miles north of the property. In being forty five miles away management had to rely upon a property manager. However, in the opinion of management the property manager at this location did not adequately resolve issues or discrepancies with tenants or the property. Management considered hiring a new manager, but due to the properties age and condition (a cracked slab) management decided to sell the property. The cracked slab was fully disclosed to the purchaser in the sales documents. The Company received cash proceeds of about $27,000 from the sale of the property, some of has used to develop a subsidiary named ESHOPCOMMUNITIES.INC (referred to hereafter as E-shop). As of December 31, 2005, the Company had used $6,095 to develop E-shop. The $7,095 was spent in the following ways $875 to make website technologically feasible, $3,420 on live website, $300 domain registration, and approximately $2,500 for General and Administrative expenses.

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

         Management believes that existing cash will only be sufficient through the first six months of 2006. Management believed the Company could run out of cash in mid 2005, however, due to the negative reception of the marketing program, costs were reduced to only minimal general and administrative costs.

         Due to unsuccessful marketing of the Company's business model, management will consider merging the Company with another operating entity to give shareholders value.

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

           For the year ended December 31, 2005 the Company had a net loss of $4,142 compared to a net loss of $13,219 for the same period of 2004.

           General and Administrative costs for the year ended December 31, 2005, were $4,067 compared to $13,631 for the same period the year before. Management attributes the drop in general and administrative to the still Company not yet operating, while the Company pays for necessary expenses such as accounting and filing fees. The Company mostly incurring only basic corporate expenses such as accounting and filing fees, is what caused general and administrative expenses to decrease by $9,564.



                            Income Statement Summary
                                   December 31

                                                         2005             2004

Revenues                                               $      0        $      0

Total Operating Costs                                     4,067          13,631

Income (Loss) from Operations                            (4,067)        (13,631)

Other Income/ (Expense)                                     (75)           (412)

Net Income / (Loss) From
Continuing Operations Before Taxes                       (4,142)        (13,219)

Once again it should be noted that the Company's online portal was not successful in launching. Due to unsuccessful marketing of the Company's business model, management will consider merging the Company with another operating entity to give shareholders value.

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

Liquidity and Capital Resources

     The Company has approximately a .38:1 current ratio. Management realizes that liquidity is impaired. As of December 31, 2005 the Company has $7,791 in current assets compared to $12,068 for the same period of 2004. For the year ended December 31, 2005 cash decreased $2,202, and accounts receivable decreased $2,000, causing the decrease in current assets.




                              Balance Sheet Summary
                                   December 31

                                                       2005              2004

Total Current Assets                                    7,791            12,068

Total Assets                                           13,211            17,488

Current Liabilities                                    20,000            20,135

Long Term Liabilities                                       -                 -

Total Liabilities                                      20,000            20,135

Total Stockholders Equity                              (6,789)           (2,647)

Total Liabilities and
Stockholders Equity                                    13,211            17,488


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

Net Operating Losses

     The Company has accumulated $(126,039) of net operating losses as of December 31, 2005, which may used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.

     In the event of certain changes in control of the Company, there will be an annual limitation on the amount of the net operating loss carry-forwards which can be used. The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount.

Off Balance Sheet Disclosures

The Company is not party to any off balance sheet arrangements.


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

Item 7.  Financial Statements and Supplementary Data
                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation




Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD




To the Board of Directors of
Quantum Companies, Inc.
(A Development Stage Company)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Quantum Companies, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and for the period of October 15, 1999 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, and for the period of October 15, 1999 (inception) through December 31, 2005, in conformity with US generally accepted accounting principles.

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

/s/_Armando C. Ibarra___
Armando C. Ibarra, CPA

Chula Vista, Ca.
March 1, 2006

                        QUANTUM COMPANIES, INC.
                     (A Development Stage Company)
                      Consolidated Balance Sheets
                               ASSETS
                                                  As of        As of
                                               December 31,   December 31,
                                                  2005          2004
Current Assets
Cash                                           $   6,666    $   8,868
Accounts receivable                                    -        2,000
Trading securities                                 1,125        1,200
Total Current Assets                               7,791       12,068
Other Assets
Investments in other companies                     2,000        2,000
Web-site                                           3,420        3,420
Total Other Assets                                 5,420        5,420
TOTAL ASSETS                                   $  13,211    $  17,488
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                               $       -    $     135
Loan payable - related party                      20,000       20,000
Total Current Liabilities                         20,000       20,135
TOTAL LIABILITIES                                 20,000       20,135
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.01 par value,
25,000,000 shares
authorized; 3,085,000 shares
issued and outstanding
as of December 31, 2005 and 2004)                  3,085        3,085
Additional paid-in capital                       117,765      117,765
Stock subscription receivable                     (1,600)      (1,600)
Deficit accumulated during
development stage                               (126,039)    (121,897)
Total Stockholders' Equity (Deficit)              (6,789)      (2,647)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)                 $  13,211    $  17,488

             QUANTUM COMPANIES, INC.
            (A Development Stage Company)
        Consolidated Statements of Operations
                                                               October 15, 1999
                                                                  (Inception)
                                   Year Ended    Year Ended        through
                                   December 31,  December 31,      December 31,
                                      2005         2004              2005
Revenues               $                  -    $        -     $            -
Operating Expenses
General & administrative
expenses                              4,067         13,631         40,532
Total Operating expenses              4,067         13,631         40,532
Operating Income (Loss)              (4,067)       (13,631)       (40,532)
Other Income (Expenses)
Loss in investment                        -              -         (3,000)
Loss on marketable
securities                                -              -           (900)
Other income                              -            112            112
Gain on marketable
securities                              (75)           300            225
Total Other Income
(Expenses)                              (75)           412         (3,563)
Net Income (Loss)
from continuing operations      $    (4,142)   $   (13,219)   $   (44,095)
Discontinued Operations
Gain (loss) on operations
of apartment building                     -              -        (81,944)
Net Income (Loss)                    (4,142)       (13,219)      (126,039)
Basic Income (Loss) Per Share   $    (0.00)  $       (0.00)
Weighted average number of
common shares outstanding         3,085,000      3,011,164

             QUANTUM COMPANIES, INC.
          (A Development Stage Company)
     Consolidated Statement of Changes in Stockholders' Equity (Deficit) From October 15, 1999 (inception) through December 31, 2005

                                                            Common   Additional
                                              Common         Stock    Paid - in
                                              Stock         Amount     Capital

Beginning balance, October 15, 1999                   -         $ -         $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share             100,000         100         900

Net income, December 31, 1999

Balance, December 31, 1999                       100,000         100         900

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)     1,550,000       1,550      13,950

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share        160,000         160       1,440

Net loss, December 31, 2000

Balance, December 31, 2000                     1,810,000       1,810      16,290

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                              1,000,000       1,000      99,000

Net loss, December 31, 2001

Balance, December 31, 2001                     2,810,000       2,810     115,290

Stock subscription received on April 30, 2002

Net loss, December 31, 2002

Balance, December 31, 2002                     2,810,000       2,810     115,290

Common stock issued on April 9, 2003 for
directors fees @ $0.01 per share                 175,000         175       1,575

Common stock issued on April 9, 2003 to
Corporate Capital @ $0.01 per share              100,000         100         900

Net loss, December 31, 2003

Balance, December 31, 2003                     3,085,000       3,085     117,765

Net loss, December 31, 2004

Balance, December 31, 2004                     3,085,000       3,085     117,765

Net loss, December 31, 2005

Balance, December 31, 2005                     3,085,000   $   3,085   $ 117,765



                                                           Deficit
                                                Stock      Accumulated   Total
                                            Subscribtion   During
                                             Receivable    Development
                                                              Stage


Beginning balance, October 15, 1999                $ -          $ -          $ -

Common stock issued on October 15, 1999 for
organization costs @ $0.01 per share                  -            -       1,000

Net income, December 31, 1999                                    -

Balance, December 31, 1999                          -            -        1,000

Common stock issued on September 5, 2000 in
connection with a private placement valued @ $0.01
per share (less $5,000 stock subscription)      (5,000)           -       10,500

Common stock issued on September 5, 2000 for
subscription receivable @ $0.01 per share       (1,600)           -            -

Net loss, December 31, 2000                         -       (1,000)      (1,000)

Balance, December 31, 2000                     (6,600)      (1,000)      10,500

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract valued
@ $0.10 per share                                   -            -      100,000

Net loss, December 31, 2001                         -       (8,304)      (8,304)

Balance, December 31, 2001                     (6,600)      (9,304)     102,196

Stock subscription received on April 30, 2002    5,000            -        5,000

Net loss, December 31, 2002                         -      (81,505)     (81,505)

Balance, December 31, 2002                      (1,600)     (90,809)      25,691

Common stock issued on April 9, 2003 for
directors fees @ $0.01 per share                     -            -        1,750

Common stock issued on April 9, 2003 to
Corporate Capital @ $0.01 per share                  -            -        1,000

Net loss, December 31, 2003                         -      (17,869)     (17,869)

Balance, December 31, 2003                      (1,600)    (108,678)      10,572

Net loss, December 31, 2004                         -      (13,219)     (13,219)

Balance, December 31, 2004                     (1,600)    (121,897)      (2,647)

Net loss, December 31, 2005                         -       (4,142)      (4,142)

Balance, December 31, 2005                  $  (1,600)   $(126,039)   $  (6,789)

                  QUANTUM COMPANIES, INC.
               (A Development Stage Company)
           Consolidated Statements of Cash Flows
                                                               October 15, 1999
                                                                  (Inception)
                                     Year Ended   Year Ended       through
                                    December 31,  December 31,    December 31,
                                      2005           2004            2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $  (4,142)   $ (13,219)   $(126,039)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Common stock issued
for services                                   -            -        2,750
(Increase) decrease in assets:
Prepaid expenses &
real estate escrow                             -            -            -
Accounts receivables                       2,000            -            -
Investment in trading
securities                                    75         (300)      (1,125)
Increase (decrease) in
liabilities:
Payables & current
liabilities                                 (135)          23            -
Net cash provided by
(used in) operating activities            (2,202)     (13,496)    (124,414)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                    -       (2,000)      (2,000)
Website development                            -            -       (3,420)
Net cash provided by (used in)
investing activities                           -       (2,000)      (5,420)
CASH FLOWS FROM FINANCING
ACTIVITIES
Stock subscription                             -            -       (1,600)
Proceeds from
loans payable                                  -            -       20,000
Common stock                                   -            -        2,810
Paid in Capital                                -            -      115,290
Net cash provided by
(used in) financing activities                 -            -      136,500
Net increase (decrease)
in cash                                   (2,202)     (15,496)       6,666
Cash at beginning
of year                                    8,868       24,364            -
Cash at end of year                    $   6,666    $   8,868    $   6,666
Supplemental Cash
Flows Disclosures:
Cash paid during
period for interest         $            $                  -
Cash paid during
period for income taxes     $            $                  -
Schedule of Non-Cash
Activities:
Common stock issued
for services                $            $                  -
Valution gain (loss)
on trading securities                  $     (75)   $     300

                             QUANTUM COMPANIES, INC.
                          (A Development Stage Company)
                   Consolidated Notes to Financial Statements
                             As of December 31, 2005
6



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

g.   Revenue Recognition and Deferred Revenue

Revenue  includes  the  following:  Eshop  Communities,  Inc.  revenue  consists of service revenue. Revenue is recognized when the services are provided. Eshop will charge their merchants a monthly flat fee of $39.95, but does not charge a set-up fee. As of December 31, 2005 Eshop had not recognized any revenue.

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


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $126,039 during the period from October 15, 1999 (inception) to December 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2005 the Company has a loan payable to Triad Industries, Inc. for $20,000. The loan is non- interest bearing. It should be noted that Triad Industries, Inc. and its wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of the 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan; therefore repayment terms have not been set. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. However, the management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. The $20,000 is reflected as a note payable under current liabilities.

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

                                               December 31,          December 31
                                                   2005                 2004
                                           ---------------- --------------------

Net income (loss)
rom operations - (Numerator)                       $    (4,142)     $   (13,219)

Weighed average number
of shares outstanding - (Denominator)                3,085,000        3,085,000
                                          --------------------------------------
                                          --------------------------------------



Basic Income (Loss) Per Share                      $     (0.00)     $     (0.00)

                                          ======================================



NOTE 7.  INCOME TAXES

                                                     As of December 31, 2005
                                              ----------------------------------
                                              ----------------------------------

Deferred tax assets:
Net operating tax carryforwards                            $ 42,853
Other                                                            -0-
                                              ----------------------------------
Gross deferred tax assets                                    42,853
Valuation allowance                                         (42,853)
                                              ----------------------------------

Net deferred tax assets                                    $     -0-
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

NOTE 8.  SCHEDULE OF NET OPERATING LOSSES

                        1999           Net Operating Income           $       0
                        2000           Net Operating Loss                (1,000)
                        2001           Net Operating Loss                (8,304)
                        2002           Net Operating Loss               (81,505)
                        2003           Net Operating Loss               (17,869)
                        2004           Net Operating Loss               (13,219)
                        2005           Net Operating Loss
                                                                         (4,142)
                                                             ------------------
                                                             ------------------
                                       Net Operating Loss             $(126,039)
                                                             ==================

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $126,039. Net operating loss carryforward expires twenty years from the date the loss was incurred.


NOTE 9.  TRADING SECURITIES

At December 31, 2005, the Company held trading securities of the following company:

                             Trading    Number of    Mkt. Price At     FMV At
                             Market       Shares      Quarter End March 31, 2005


  Triad Industries, Inc        Pink       7,500            0.15          1,125
                                                       -------------------------
  Total                                                 $                1,125
                                                       =========================

The Company is in accordance with SFAS 130, when reporting trading securities. Trading securities is reported at market value as of December 31, 2005.


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

As of December 31, 2005, the Company had 3,085,000 shares of common stock issued and outstanding.


NOTE 11.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of December 31, 2005.

o        Common stock, $0.001 par value;  25,000,000 shares authorized:
3,085,000 shares issued and outstanding as  of December 31, 2005.

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


                                    Part III

Item 9.  Directors, Executive Officers, Control Persons

     The following table sets forth information, to the best of the Companies knowledge as of December 31, 2005, with respect to each director, officers, management as a group and principal shareholders of the Issuer who are shareholders of record or own beneficially, 5% or more of any class of the corporation's common stock. As of December 31, 2005 there were 3,085,000 shares outstanding.


         Name and                                            Amount
         Address               Position                       Owned     Percent
         -----------------------------------------------------------------------
Michael Kelleher (1)          President        Direct          125,000       43%
32469 Angelo Drive            Director         Indirect(4)   1,210,000
Temecula, CA 92592

Linda Bryson (2)              Sec / Treas      Direct          125,000       43%
9980 Scripps Vista Way #96    CFO / Director   Indirect(4)   1,210,000
San Diego, CA 92131

Cheryl B. Richards            Director         Direct           75,000        2%
2412 Williams Lakeshore Road
Kingland, TX 78639

                            ----------------------------------------------------
Management as a group                                        1,535,000       50%
Based on 3,085,000 shares outstanding as of 12/31/04

The above table was computed with the fact that there are no entities that have any rights to acquire any common stock within 60 days pursuant to options, warrants, conversion privileges or other rights. The Company has filed the forms to comply with Section 16(a) of the Exchange Act.

         Other owners of more than 5%.

         Triad Industries, Inc. (1)(2)(3)(4)               1,210,000        39%
         122 E. Grand Avenue
         Escondido, CA 92025

 (1)(2)(4) Mr. Kelleher and Ms. Bryson, are officers / directors of the company, and are officers and directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. Also included in the holdings of Mr. Kelleher and Ms. Bryson is 50,000 shares each that were purchased from the Company's 504 offering in September of 2000.

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

     None of the officers and/or directors of Quantum Companies, Inc, nor have any of the affiliates or promoters of Quantum Companies Inc. filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The directors will provide their time to Quantum Companies affairs on an as needed basis, the exact amount of which is undetermined at this time.

     The business experience of each of the persons listed above during the past five years is as follows:

         Michael Kelleher
         32469 Angelo Drive
         Temecula, CA 92592                          President/Director

         Mr. Kelleher, 31, has been the President of the Company and E-Shop since September of 2002. Mr. Kelleher has been a director of the Company since September of 2002. Since 1997, Mr. Kelleher has been a director and officer of Triad Industries, Inc. Triad Industries, Inc. is publicly traded on the otc-bb under the symbol TDII. Mr. Kelleher, also provides consulting services to a number private and public entities needing financial services. Mr. Kelleher provides accounting and regulatory advice to these entities.

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

         Ms. Richards, 58, has been a Director of Quantum since 2000. She currently is a real estate agent in Texas. She worked for State Farm Insurance from 1997 to 2000 in the state of Nevada.

         There is no set fee that Directors receive from Quantum Companies, Inc. Directors do receive reimbursement for expenses incurred for attending meetings.

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2005 in compliance to 16(a). The officers and directors of the Company filed these reports in March of 2006, in compliance with 16(a) of the exchange act.

Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2005.

         Michael Kelleher
         Mr. Kelleher receives no salary.

         Linda M. Bryson
         Ms. Bryson receives no salary.

         Cheryl B. Richards
         Mrs. Richards receives no salary.

         There is no set fee that Directors receive from Quantum Companies, Inc. Directors receive reimbursement for expenses incurred for attending meetings.

         Name
         And                                                   Restricted
         Principal                                                Stock
         Position     Year               Salary                   Awards

Michael Kelleher       2005                 -                       -
President / Director   2004                 -                       -
                       2003                 -                    $750


Linda Bryson           2004                 -                       -
Secretary / CFO        2003                 -                       -
Director               2002                 -                    $750


Cheryl Richards        2004                 -                       -
Director               2003                 -                       -
                       2002                 -                    $250


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

           No officers or directors fees for services were accrued or paid in 2005, due to the Company not enacting there business plan.

Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of December 31, 2005*, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

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

    * Ms. Bryson and Mr. Kelleher are both officers and directors of Triad Industries, Inc.

Item 12.  Certain Relationships and Related Transactions


         As of December 2004, the Company has a loan payable to Triad Industries, Inc. for $20,000. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and it's wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted it would be at approximately $.015 per share or 1,333,333 shares of the Company's common stock. As of December 31, 2003, it should be noted that Mr. Kelleher owns 34,438 shares of common stock of Triad Industries, Inc. or 6% of the company and Ms. Bryson owns 41,167 shares of common stock or 8% of the company.

         In the opinion of management, the above transactions that were conducted not arms length, were conducted fairly due to the fact that the Company paid fair market value for the services provided.

         As of December 31, 2005 there have been no contracts or defined terms to any promoters for stock, cash, or any other payment terms.

All of the above issued securities were issued under section 4(2) of the 1933 Securities Act.

Item 13.  Exhibits and Reports on 8-K
23.1             Consent Letter of Armando C. Ibarra, CPA
33.1             Certification of the President
33.2             Certification of the CFO
99.1             Section 906 Certification of Michael Kelleher
99.2             Section 906 Certification of Linda Bryson

ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Armand C. Ibarra, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2005: $1,500; and 2004: $3,600.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: 2005 $0 and 2004: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, for tax compliance, tax advice, and tax planning is as follows: 2005 $0 and 2004: $0.

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

                                                     QUANTUM COMPANIES, INC.

                                                     By:/s/ Michael Kelleher
                                                    Michael Kelleher, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                Title                         Date


/s/ Michael Kelleher                   President                     3/26/2006
--------------------
Michael Kelleher


/s/ Linda Bryson                      Sec. / Treas. / CFO           3/26/2006
----------------
Linda Bryson