Form 10QSB
period 2006-03-31
QUANTUM CO INC
filed 2006-06-09
CIK 1106599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter report ended March 31, 2006 or

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                        Outstanding as of March 31, 2006
              Common Stock, $0.001                            3,085,000
                                                         i

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                  Heading                              Page

Item 1.      Consolidated Financial Statements                          1-2

                 Consolidated Balance Sheets March 31, 2006
                 and December 31, 2005                                  3-4

                 Consolidated Statements of Stockholders Equity         5

                 Consolidated Statements of Cash Flows for the three months
                 Ended March 31, 2006 and 2005                          6

                 Notes to Consolidated Financial Statements             7

Item 2.      Managements Discussion and Analysis and
                 Result of Operations                                   14

Item 3.      Controls and Procedures                                    15


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                           15

Item 2.      Changes in Securities                                       15

Item 3.      Defaults Upon Senior Securities                             15

Item 4.      Submission of Matter to be a Vote of Securities Holders     16

Item 5.      Other Information on Form 8-K                               16

Item 6.      Exhibits and Reports on 8K                                  16

               Signatures                                                S-1



                                                        ii

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

        The un-audited balance sheet of the Company as of March 31, 2006, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005 and the statement of stockholders equity for the period of October 15, 1999 to March 31, 2006 are included in this document.

        Operating results for the quarters ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                      371 E. Street Chula Vista, Ca. 91910
                     tel: (619) 422-1348 fax: (619) 422-1465
To the Board of Directors of
Quantum Companies, Inc.
(A Development Stage Company)


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Quantum Companies, Inc. (A Development Stage Company) as of March
31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2006 and 2005; and for the period from October 15, 1999 (inception) through March 31, 2006 in accordance with
Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Quantum Companies, Inc.

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


_/S/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC

May 31, 2006
Chula Vista, California

                        QUANTUM COMPANIES, INC.
                     (A Development Stage Company)
                      Consolidated Balance Sheets
                                ASSETS
                                                          As of         As of
                                                        March 31,   December 31,
                                                           2006         2005
Current Assets
Cash                                                     $   6,159    $   6,666
Trading securities                                           1,125        1,125
Total Current Assets                                         7,284        7,791
Other Assets
Investments in other companies                               2,000        2,000
Web-site                                                     3,420        3,420
Total Other Assets                                           5,420        5,420
TOTAL ASSETS                                             $  12,704    $  13,211
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan payable - related party                             $  20,000    $  20,000
Total Current Liabilities                                   20,000       20,000
TOTAL LIABILITIES                                           20,000       20,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.01 par value, 25,000,000 shares
authorized; 3,085,000 shares issued and outstanding
as of March 31, 2006 and December 31, 2005)                  3,085        3,085
Additional paid-in capital                                 117,765      117,765
Stock subscription receivable                               (1,600)      (1,600)
Deficit accumulated during development stage              (126,546)    (126,039)
Total Stockholders' Equity (Deficit)                        (7,296)      (6,789)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)                           $  12,704    $  13,211

               QUANTUM COMPANIES, INC.
            (A Development Stage Company)
        Consolidated Statements of Operations
                                                                October 15, 1999
                                    Three Months      Three Months   (Inception)
                                       Ended              Ended         through
                                     March 31,          March 31,      March 31,
                                       2006              2005              2006
Revenues                                    $   -          $   -        $     -
Operating Expenses
Administrative expenses                       507            139         41,039
Total Operating expenses                      507            139         41,039
Operating Income (Loss)                      (507)          (139)       (41,039)
Other Income (Expenses)
Loss in investment                              -              -         (3,000)
Loss on marketable securities                   -         (1,100)          (900)
Other income                                    -              -            112
Gain on marketable securities                   -              -            225
Total Other Income (Expenses)                   -         (1,100)        (3,563)
Net Income (Loss)
from continuing operations            $      (507)   $    (1,239)   $   (44,602)
Discontinued Operations
Gain (loss) on operations
of apartment building                           -              -        (81,944)
Net Income (Loss)                            (507)        (1,239)      (126,546)
Basic Income (Loss) Per Share         $     (0.00)   $     (0.00)
Weighted average number of
common shares outstanding               3,085,000      3,085,000

             QUANTUM COMPANIES, INC.
          (A Development Stage Company)
     Consolidated Statement of Changes in Stockholders' Equity (Deficit) From October 15, 1999 (inception) through March 31, 2006

                                                            Common    Additional
                                              Common         Stock    Paid - in
                                                Stock        Amount     Capital
Beginning balance, October 15, 1999                -         $ -         $ -

Common stock issued
on October 15, 1999 for
organization costs
@ $0.01 per share                            100,000         100         900

Net income, December 31, 1999

Balance, December 31, 1999                   100,000         100         900

Common stock issued on
September 5, 2000 in
connection with a private
placement valued @ $0.01
per share (less $5,000
stock subscription)                        1,550,000       1,550      13,950

Common stock issued
on September 5, 2000 for
subscription receivable
@ $0.01 per share                            160,000         160       1,440

Net loss, December 31, 2000

Balance, December 31, 2000                 1,810,000       1,810      16,290

Common stock issued on March 1, 2001 in
connection with a real estate
purchase contract valued
@ $0.10 per share                          1,000,000       1,000      99,000

Net loss, December 31, 2001

Balance, December 31, 2001                 2,810,000       2,810     115,290

Stock subscription
received on April 30, 2002

Net loss, December 31, 2002

Balance, December 31, 2002                 2,810,000       2,810     115,290

Common stock issued on April 9, 2003 for
directors fees
@ $0.01 per share                            175,000         175       1,575

Common stock issued on April 9, 2003 to
Corporate Capital
@ $0.01 per share                            100,000         100         900

Net loss, December 31, 2003

Balance, December 31, 2003                 3,085,000       3,085     117,765

Net loss, December 31, 2004

Balance, December 31, 2004                 3,085,000       3,085     117,765

Net loss, December 31, 2005

Balance, December 31, 2005                 3,085,000       3,085     117,765

Net loss, March 31, 2006                   3,085,000   $   3,085   $ 117,765















                                                        Deficit
                                           Stock      Accumulated
                                        Subscription     During       Total
                                        Receivable    Development
                                                        Stage
Beginning balance, October 15, 1999         $ -          $ -          $ -

Common stock issued
on October 15, 1999 for
organization
costs @ $0.01 per share                       -            -        1,000

Net income, December 31, 1999                 -

Balance, December 31, 1999                    -            -        1,000

Common stock issued
on September 5, 2000 in
connection with a private
placement valued @ $0.01
per share (less
$5,000 stock subscription)               (5,000)           -       10,500

Common stock issued on
September 5, 2000 for
subscription receivable
@ $0.01 per share                        (1,600)           -            -

Net loss, December 31, 2000                   -       (1,000)      (1,000)

Balance, December 31, 2000               (6,600)      (1,000)      10,500

Common stock issued
on March 1, 2001 in
connection with a real
estate purchase contract valued
@ $0.10 per share                             -            -      100,000

Net loss, December 31, 2001                   -       (8,304)      (8,304)

Balance, December 31, 2001               (6,600)      (9,304)     102,196

Stock subscription
received on April 30, 2002                5,000            -        5,000

Net loss, December 31, 2002                   -      (81,505)     (81,505)

Balance, December 31, 2002               (1,600)     (90,809)      25,691

Common stock issued
on April 9, 2003 for
directors fees
@ $0.01 per share                             -            -        1,750

Common stock issued
on April 9, 2003 to
Corporate Capital
@ $0.01 per share                             -            -        1,000

Net loss, December 31, 2003                   -      (17,869)     (17,869)

Balance, December 31, 2003               (1,600)    (108,678)      10,572

Net loss, December 31, 2004                   -      (13,219)     (13,219)

Balance, December 31, 2004               (1,600)    (121,897)      (2,647)

Net loss, December 31, 2005                   -       (4,142)      (4,142)

Balance, December 31, 2005               (1,600)    (126,039)      (6,789)

Net loss, March 31, 2006                     -          (507)        (507)
Balance, March 31, 2006               $  (1,600)   $(126,546)   $  (7,296)

                  QUANTUM COMPANIES, INC.
               (A Development Stage Company)
           Consolidated Statements of Cash Flows
                                                                October 15, 1999
                                       Three Months  Three Months    (Inception)
                                          Ended         Ended            through
                                         March 31,    March 31,        March 31,
                                         2006         2005                  2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $    (507)   $  (1,239)   $(126,546)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Common stock issued
for services                                   -            -        2,750
Investment in trading
securities                                     -        1,100       (1,125)
Net cash provided by
(used in) operating activities              (507)        (139)    (124,921)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                    -            -       (2,000)
Website development                            -            -       (3,420)
Net cash provided by
(used in) investing activities                 -            -       (5,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription                             -            -       (1,600)
Proceeds from loans
payable                                        -            -       20,000
Common stock                                   -            -        2,810
Paid in Capital                                -            -      115,290
Net cash provided by
(used in) financing activities                 -            -      136,500
Net increase (decrease)
in cash                                     (507)        (139)       6,159
Cash at beginning of
period                                     6,666        8,868            -
Cash at end of period                  $   6,159    $   8,729    $   6,159
Supplemental Cash Flows
Disclosures:
Cash paid during period
for interest                                $  -         $  -
Cash paid during period
for income taxes                            $  -        $   -

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

f.       Investments in Securities

Trading securities at March 31, 2006 are classified and disclosed as available for sale securities under the requirements of SFAS No.
130. Under such statement, the Company's securities are required to be reflected at fair market value.

g.   Revenue Recognition and Deferred Revenue

Revenue includes the following: Eshop Communities, Inc. revenue consists of service revenue. Revenue is recognized when the services are provided. Eshop will charge their merchants a monthly flat fee of $39.95, but does not charge a set-up fee. As of March 31, 2006 Eshop had not recognized any revenue.

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


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $126,546 during the period from October 15, 1999 (inception) to March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2006 the Company has a loan payable to Triad Industries, Inc. for $20,000. The loan is non- interest bearing. It should be noted that Triad Industries, Inc. and its wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of the 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan; therefore repayment terms have not been set. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. However, the management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. The $20,000 is reflected as a note payable under current liabilities.

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

March 31,                                                              March 31
                                                        2006               2005
                                        ----------------------------------------

Net income (loss) from
operations (Numerator)                           $      (507)       $    (1,239)

Weighed average number of
shares outstanding (Denominator)                   3,085,000          3,085,000
                                        ----------------------------------------
                                        ----------------------------------------


Basic Income (Loss) Per Share                    $     (0.00)       $     (0.00)

                                        ========================================


NOTE 7.  INCOME TAXES

As of March 31, 2006
                                              ----------------------------------
                                              ----------------------------------

Deferred tax assets:
Net operating tax carryforwards                            $ 31,276
Other                                                           -0-
                                              ----------------------------------
Gross deferred tax assets                                    31,276
Valuation allowance                                         (31,276)
                                              ----------------------------------

Net deferred tax assets                             $          -0-
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

NOTE 8.  SCHEDULE OF NET OPERATING LOSSES

               1999         Net Operating Income                      $       0
               2000         Net Operating Loss                           (1,000)
               2001         Net Operating Loss                           (8,304)
               2002         Net Operating Loss                          (81,505)
               2003         Net Operating Loss                          (17,869)
               2004         Net Operating Loss                          (13,219)
               2005         Net Operating Loss                           (2,112)
               2006         Net Operating Loss (three months)
                                                                           (507)
                                                             ------------------
                                                             ------------------
                            Net Operating Loss                        $(126,546)
                                                             ==================

As of March 31, 2006, the Company has net operating loss  carryforwards  of approximately $126,546. Net operating loss carryforward expires twenty years from the date the loss was incurred.


NOTE 9.  TRADING SECURITIES

At March 31, 2006, the Company held trading securities of the following company:

                            Trading     Number of   Mkt. Price At   FMV At
                             Market     Shares      Quarter End   March 31, 2005
                          ------------ -----------------------------------------


Triad Industries, Inc        Pink                7,500             0.15    1,125
                                                    ----------------------------
Total                                                                     $1,125
                                                    ============================

The Company is in accordance with SFAS 130, when reporting  trading securities. Trading securities is reported at market value as of March 31, 2006.


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

In September of 2000, the Company issued 1, 710,000 shares of common st ock at $.01 in conjunction with a private placement offering by the Company for total consideration of $17,100.

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

As of March 31, 2006, the Company had 3,085,000 shares of common stock issued and outstanding.


NOTE 11.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of March 31, 2006.

o        Common stock, $0.001 par value; 25,000,000 shares authorized:
3,085,000 shares issued and outstanding as of March 31, 2006.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          As of March 31, 2006, the Company has $7,284 in total current assets compared to total current assets of $7,791 as of December 31, 2005. The major factor in the reduction of current assets was the use of cash to pay minimal operating expenses. The Company has stopped developing the advertising portal it had been hoping to market, due to the product not being well received. Currently, the assets are comprised of $6,159 in cash and $1,125 in trading securities.


            As of March 31, 2006, the Company has $20,000 in total current liabilities, which is unchanged from December 31, 2005. The current liabilities are made up entirely by a note payable to Triad Industries, Inc. It should be noted that Mr. Kelleher and Ms. Bryson, are officers / directors of Triad Industries, Inc., a publicly traded company that owns 100% of RB Capital & Equities, Inc., Gam Properties, Inc. and Corporate Capital Formation, Inc. The loan is non- interest bearing and payment terms have not been set. It should be noted that Triad Industries, Inc. and it's wholly owned subsidiaries own 39% of the outstanding common stock of the Company or 1,210,000 common shares of 3,085,000 common shares outstanding. The primary purpose of the loan was to give the Company the ability to enact its business plan. It is important to realize that the loan can be accelerated and due immediately. However, in the opinion of management this is highly unlikely. If the loan was accelerated and the Company did not have the ability to repay the note, Triad Industries, Inc would have the rights of an unsecured creditor. The management of Triad Industries, Inc. has agreed to allow the Company to repay the note with common stock if there is not sufficient cash. Management anticipates if the note was converted before the Company's common stock trades publicly, it would be converted at approximately $.015 per share or 1,333,333 shares of the Company's common stock. If the note was converted after the Company commences trading, management would look to use the trading price of the Company's common stock.

Due to unsuccessful marketing of the Company's business model and limited assets management is considering merging the Company with another operating entity to give shareholders value.

Results of Operations

         For the three months ending March 31, 2006, the Company had a net loss of $507 compared to a net loss of $1,239 for the same period of 2005. This $732 decrease in the net loss stems from the failure of the Company's business plan. Management had anticipated implementing the Company's advertising portal. However, test marketing did not go well. The net loss for the period represents the payment of minimal operating costs. For comparison purposes in 2005 the Company had a $1,100 write down of trading securities compared to no change in 2006. Due to the failure of the marketing portal the Company will attempt to merge with another entity.

           The Company had zero revenues from the advertising portal since inception.

Net Operating Loss

          The Company has accumulated approximately $126,546 of net operating loss carry-forwards as of March 31, 2006, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $81,944 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2026. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

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

ITEM 2. CHANGES IN SECURITIES

            None.

As of March 31, 2006, the Company has 3,085,000 shares of common stock issued and outstanding.

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


                                                QUANTUM COMPANIES, INC.,

                                                 Dated: June 7, 2006
                                                 By:/S/ Michael Kelleher
                                                        Michael Kelleher
                                                     President, Director



                                                     Dated: June 7, 2006
                                                     By:/S/ Linda Bryson
                                                            Linda Bryson
                                            Sec. / Treas., CFO, Director