Form 10QSB
period 2006-09-30
QUANTUM CO INC
filed 2006-11-15
CIK 1106599

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A	to

Commission file number: 000-28581

Quantum Companies, Inc.

(Exact Name of Small Business Issuer in Its Charter)

NEVADA	88-0448810
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3200 Airport Avenue, Suite 20, Santa Monica, California 90405

(Address of principal executive office)

(310) 636-9225

Issuer’s telephone number, including area code

(Former Name, Former Address, and Former Fiscal Year,

If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X             No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.       Yes X      No

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2006 was 12,408,500 shares

QUANTUM COMPANIES, INC.

TABLE OF CONTENTS

Page
Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Consolidated Balance Sheets	F-2
September 30, 2006 (unaudited) and September 30, 2005
Consolidated Statements of Operations (unaudited)	F-3

Three Months Ended September30, 2006 (unaudited)

and Three Months Ended September 30, 2005 (unaudited)

and Nine Months Ended September 30, 2006 (unaudited)

and Nine Months Ended September 30, 2005
Consolidated Statements of Cash Flows (unaudited)	F-4

Nine Months Ended September 30, 2006 and September30, 2005

Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	6
Item 2A. Factors That May Affect Future Results	8
Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	13

Part I. FINANCIAL INFORMATION

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. THE COMPANY IS A PUBLIC SHELL WITH LIMITED FINANCIAL RESOURCES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 2A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN PUBLIC SHELL COMPANY THAT HAS NO ACTIVE BUSINESS OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO ACQUIRE OR DEVELOP A VIABLE BUSINESS, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1. Financial Statements

QUANTUM COMPANIES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	June 30,	December 31,
	2006	2005

Current Assets
Cash	$-	$6,666
Trading securities	60,000	1,125
Total Current Assets	60,000	7,791

Other Assets
Investments in other companies	-	2,000
Web-site	-	3,420
Total Other Assets	-	5,420

TOTAL ASSETS	$60,000	$13,211

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan payable - related party	$-	$20,000
Total Current Liabilities	-	20,000

TOTAL LIABILITIES	-	20,000

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.001 par value, 25,000,000 shares
authorized; 12,408,500 and 3,085,000 shares issued and
outstanding as of June 30, 2006 and December 31, 2005)	12,409	3,085
Additional paid-in capital	205,441	117,765
Stock subscription receivable	-	(1,600)
Deficit accumulated during development stage	(157,850)	(126,039)
Total Stockholders' Equity (Deficit)	60,000	(6,789)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$60,000	$13,211

QUANTUM COMPANIES, INC.
(A Development Stage Company)
Statements of Operations

						October 15, 1999
	Six Months	Six Months		Three Months	Three Months	(Inception)
	Ended	Ended		Ended	Ended	through
	June 30,	June 30,		June 30,	June 30,	June 30,
	2006	2005		2006	2005	2006

Revenues	$-	$-		$-	$-	$-

Operating Expenses
Administrative expenses	17,455	458		16,948	319	57,987
Total Operating expenses	17,455	458		16,948	319	57,987

Operating Income (Loss)	(17,455)	(458)		(16,948)	(319)	(57,987)

Other Income (Expenses)
Loss in investment	-	-		-	-	(3,000)
Loss on marketable securities	-	-		-	-	(900)
Other income	2,644	-		2,644	-	2,756
Interest expense	(4,000)	-		(4,000)	-	(4,000)
Gain (loss) on trading securities	(13,000)	(75)		(13,000)	225	(12,775)
Total Other Income (Expenses)	(14,356)	(75)		(14,356)	225	(17,919)

Net Income (Loss) from continuing operations	$(31,811)	$(533)		$(31,304)	$(94)	$(75,906)

Discontinued Operations
Gain (loss) on operations of apartment building	-	-	6	-	-	(81,944)
Net Income (Loss)	(31,811)	(533)		(31,304)	(94)	(157,850)

Basic Income (Loss) Per Share	$(0.02)	$(0.00)		$(0.02)	$(0.00)

Weighted average number of
Common shares outstanding	1,783,240	308,500		1,629,843	308,500

QUANTUM COMPANIES, INC.
(A Development Stage Company)
Statements of Cash Flows

					October 15, 1999
	Six Months	Six Months	Three Months	Three Months	(Inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(31,811)	$(533)	$(31,304)	$(94)	$(157,850)

Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	-	-	2,750
Common stock issued in exchange for stock in WYDY	73,000	-	73,000	-	73,000
Common stock issued to pay off debt	24,000	-	24,000	-	24,000
Investment in trading securities	(58,875)	75	(58,875)	(225)	(60,000)
Net cash provided by (used in) operating activities	6,314	(458)	6,821	(319)	(118,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments	2,000	-	2,000	-	-
Website development	3,420	-	3,420	-	-
Net cash provided by (used in) investing activities	5,420	-	5,420	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscription	1,600	-	1,600	-	-

Proceeds from loans payable	(20,000)	-	(20,000)	-	-
Common stock	-	-	-	-	2,810
Paid in Capital	-	-	-	-	115,290
Net cash provided by (used in) financing activities	(18,400)	-	(18,400)	-	118,100

Net increase (decrease) in cash	(6,666)	(458)	(6,159)	(319)	-

Cash at beginning of period	6,666	8,868	6,159	8,729	-
Cash at end of period	$-	$8,410	$-	$8,410	$-

Supplemental Cash Flows Disclosures:
Cash paid during period for interest	$4,000	$-	$4,000	$-
Cash paid during period for income taxes	$-	$-	$-	$-

Supplemental Non-Cash Flows Disclosures:
Non cash issuance of common stock	$34,000	$-	$34,000	$-

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum Companies, Inc. (the Company) was incorporated under the laws of the State of Nevada on October 15, 1999. The Company was incorporated with the intent of acquiring real estate. On January 30, 2001 the Company entered into an agreement to purchase a 7-unit apartment building from Triad Industries, Inc. a publicly traded company. The Company purchased the property for $399,000 of which $100,000 was paid by the issuance of the Company’s common stock, by issuing 1,000,000 shares at $.10 per share. Due to logistics, the property was sold on August 13, 2002 for $350,000 to an unrelated third party. Therefore the real estate operation is presented as a discontinued operation. The Company received cash proceeds of about $27,000 from the sale of the property, of which it has approximately used $6,095 to develop Eshop Communities, Inc. (referred to hereafter as Eshop).

The Company has issued 12,408,500 shares of $0.001 par value common stock.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

c.	Estimates and Adjustments

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

d.	Investments in Securities

Trading securities at June 30, 2006 are classified and disclosed as available for sale securities under the requirements of SFAS No. 130. Under such statement, the Company’s securities are required to be reflected at fair market value.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

e.	Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective October 15, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

f.	Income Taxes

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $157,850 during the period from October 15, 1999 (inception) to June 30, 2006. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	June 30,	June 30,
	2006	2005

Net income (loss) from operations – (Numerator)	$ (31,811)	$ (533)

Weighed average number of shares outstanding – (Denominator)	1,783,240	308,800

Basic Income (Loss) Per Share	$ (0.02)	$ (0.00)

NOTE 5. INCOME TAXES

As of June 30, 2006

Deferred tax assets:
Net operating tax carryforwards	$ 44,812
Other	-0-
Gross deferred tax assets	44,812
Valuation allowance	(44,812)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

1999 Net Operating Income	$ 0
2000 Net Operating Loss	(1,000)
2001 Net Operating Loss	(8,304)
2002 Net Operating Loss	(81,505)
2003 Net Operating Loss	(17,869)
2004 Net Operating Loss	(13,219)
2005 Net Operating Loss	(2,112)
2006 Net Operating Loss (six months)	(31,811)
Net Operating Loss	$ (157,850)

As of June 30, 2006, the Company has net operating loss carryforwards of approximately $157,850. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7. TRADING SECURITIES

At June 30, 2006, the Company held trading securities of the following company:

	Trading Market	Number of Shares	Mkt. Price At Quarter End	FMV At March 31, 2005

Who’s Your Daddy, Inc	otc	100,000	0.60	60,000
Total				$ 60,000

The Company is in accordance with SFAS 130, when reporting trading securities. Trading securities is reported at market value as of June 30, 2006.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration given up or received; whichever is more readily determinable. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever measure is deemed more reliable. On May 30, 2006 the board approved a 1:10 reverse of the common stock. All issuances have been retroactively adjusted.

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On October 15, 1999, the Company issued 10,000 shares of common stock at $.001 for consideration of $1,000 for organizational costs incurred by others for the Company.

In September of 2000, the Company issued 1,710,000 shares of common stock at $.01 in conjunction with a private placement offering by the Company for total consideration of $17,100.

The Company received cash of $10,500 and is due $6,600 that has been recorded by the receipt of a stock subscription receivable by the Company.

On March 31, 2001, the Company issued 100,000 shares of common stock at $.10 per share or consideration of $100,000 for the down payment of the Bancroft property purchase.

In April of 2002, the Company received $5,000 of the $6,600 the Company was due from the outstanding stock subscription receivable.

On April 9, 2003, the Company issued 17,500 shares of common stock at $0.001 per share to directors for services rendered.

On April 9, 2003 the Company issued 10,000 shares of common stock at $0.001 per share to Corporate Capital formation for services rendered.

On May 30, 2006, the Company issued 7,300,000 million shares of common stock at $0.73 per share in exchange of 100,000 shares of WYDY common stock.

On June 22, 2006, the Company issued 4,800,000 million shares of common stock at $0.005 per share to pay a note payable.

As of June 30, 2006, the Company had 12,408,500 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of June 30, 2006.

•	Common stock, $0.001 par value; 25,000,000 shares authorized: 12,408,500 shares issued and outstanding as of June 30, 2006.

Item 2. Management(s Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2006 and September 30, 2005

During the three months ending September 30, 2006 ((Third Quarter 2006"), the Company recorded no Revenues. Similarly, during the three months ending September 30, 2005 ((Third Quarter 2005") the Company recorded no Revenues. During the Third Quarter 2006 the Company’s sole assets were comprised of $102,000 of cash resulting from the sale of 100,000 shares of certain trading securities and the Company had only limited operating activity.

As a result, during the Third Quarter 2006 the Company recorded $0 as Administrative Expenses which compares to $1,579 in Administrative Expenses recorded during the Third Quarter 2005. The decrease in Administrative Expenses incurred during the Third Quarter 2006 reflected lower costs and expenses that the Company incurred for management, administrative and secretarial expenses, and related office and general operating expenses.

During the Third Quarter 2006, the Company recorded $29,000 as a Gain on trading securities. The Gain on Trading Securities during this period resulted from the gain on the sale of 100,000 shares of Who’s Your Daddy, Inc. (OTC:BB:WYDY) previously acquired by the Company. The Company did not record any Other Income (Expenses) during the Third Quarter 2006 and the Company did not record any Other Income (Expense) during the Third Quarter 2005.

As a result, the Company recorded Total Other Income as $29,000 during Third Quarter 2006. This compares to Total Other Income (Expenses) of $0 during the Third Quarter 2005.

As a result, the Company recorded a Net Income from Continuing Operations of $29,000 during the Third Quarter 2006 compared to $1,579 in Net Loss from Operations recorded during the Third Quarter 2005. This caused the Company to record the same amounts for each period as a Net Loss with Basic Loss Per Share recorded at ($0.00) for the Third Quarter 2006 and ($0.01) for the Third Quarter 2005.

The Company had a weighted average of 12,408,500 shares of its common stock outstanding during the Third Quarter 2006 compared to a weighted average of 308,500 outstanding during the Third Quarter 2005.

Nine Month Periods Ended September 30, 2006 and September 30, 2005

During the nine months ending September 30, 2006 (the (First Nine Months of 2006"), the Company recorded no Revenues and no Revenues were recorded during the nine months ending September 30, 2005 (the (First Nine Months 2005"). The Company had no revenues during either of these periods since the Company had no operations, or active business.

The Company did record $17,455 as Administrative Expenses during the First Nine Months of 2006 compared to $2,037 in Administrative Expenses during the First Nine Months of 2005. The dramatic increase in Administrative Expenses reflected the higher costs and expenses that the Company incurred for management, administrative and secretarial expenses, and related office and general operating expenses.

This resulted in an Operating Loss of $17,455 during the First Nine Months of 2006 compared to an Operating Loss of $2,037 during the First Nine Months of 2005.

During the First Nine Months of 2006, the Company also recorded $2,644 in Other Income, $4,000 as Interest Expense, and $29,000 as a Gain on Trading Securities. The Gain on Trading Securities during this period resulted from the sale of 100,000 shares of Who’s Your Daddy, Inc. (OTC:BB:WYDY) previously acquired by the Company. By comparison, the Company recorded only $75 as a Loss on Trading Securities during the First Nine Months of 2005.

As a result, the Company recorded $10,189 as a Net Income from Continuing Operations during the First Nine Months of 2006 compared to a Loss from Continuing Operations of $2,112 during the First Nine Months of 2005.

This resulted in Net Income of $10,189 during the First Nine Months of 2006 compared to a Net Loss of only $2,112 during the First Nine Months of 2005.

The Company had a weighted average of 5,400,075 shares of its common stock outstanding during the First Nine Months of 2006 and the Company recorded a Basic Income (Loss) Per Share of $0.00 compared to a Basic Loss Per Share of $(0.01) for the First Nine Months of 2005 when the Company had a weighted average of 308,500 shares outstanding.

Liquidity and Capital Resources

The Company currently has only limited liquidity and no ready source of cash to meet its financial requirements. As of September 30, 2006, the Company had $102,000 in cash and $0 as Total Current Liabilities. This level of cash and the absence of current liabilities allows the Company a level of liquidity to meet its operating needs at least in the immediate future. The Company may, if circumstances allow, obtain one or more loans from its corporate officers and/or other persons, if circumstances and opportunities allow. However, there is no guarantee that the Company will obtain such funds or can rely upon such sources on an on-going basis. And if the Company does obtain any such funds, the Company cannot be assured that it will obtain any such funds on reasonable terms in light of the Company(s current circumstances.

Item 2a. Factors that May Affect Future Results

The Company(s current financial condition, its absence of an on-going business will mean that the Company faces direct and continuing risks. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Lack of Business, Uncertainty, & Lack of Any Source of Financing. While the Company is seeking to acquire an interest in an operating company, the Company has no current active business. Under these circumstances and since the Company has and will continue to need financing to support its continued existence as a corporate enterprise.

2. Uncertainties of Company and Uncertainties of Future Plans. In the event that the Company is unable to develop any plans to develop or acquire a business for the Company or if the Company is unable to obtain necessary financing to support its corporate existence, the Company Common Stock may lose the privilege of trading on the Pink Sheets. There can be no assurance that the Company(s Common Stock will continue to trade on the Pink Sheets or that stockholders can find any liquid trading market for the Company’s Common Stock.

3. Limited Management Time & Limited Management. The Company has only two corporate officers and each is employed on a full time basis in other pursuits. The Company has a current ability to pay minimum cash salaries to its officers pending a close of an acceptable acquisition.

4. Limited Public Market . There is a limited trading market for the Company(s Common Shares, and there is no guarantee that a continuous liquid trading market will ever develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company(s Common Stock is a (Penny Stock( and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company(s Common Stock will ever develop or, if it does develop, that it can be maintained.

5. Potential Dilution. In the event that the Company obtains any new financing, it will likely result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

6. Rule 144 Stock Sales. A large portion of the Company's outstanding Common Stock are "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company(s Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

7. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited since the Company(s Common Stock is a (Penny Stock( and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company(s Common Stock.

Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

The Commission has adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets has been in operation for at least three years ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor, and (iii) transactions that are not recommended by the broker/dealer.

In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

On a periodic basis and as appropriate, the Company carries out a limited evaluation, under the supervision and with the participation of the Company's two officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

•	Exhibits

None.

(b) Reports on Form 8-K

No reports were filed during the quarter ended September 30, 2006.

Exhibits attached to this Form 10-QSB:

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

QUANTUM COMPANIES, INC.

/s/ Derek Jones

Derek Jones

President, Chief Executive Officer

Date: November 13, 2006