Form 10KSB
period 2006-12-31
QUANTUM CO INC
filed 2007-04-17
CIK 1106599

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28581

Quantum Companies, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada 88-0448810

(State or Other Jurisdiction of Incorporation         (I.R.S. Employer Identification No.)

or Organization)

3200 Airport Avenue, Suite 20, Santa Monica, California 90405

(Address of principal executive office) (Zip Code)

(310) 636-9225

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Name of Exchange

Title of Each Class On Which Registered

Common Stock (par value $0.001)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates (12,308,500) shares of Common Stock) was $0.00 as of December 31, 2006. The stock price for computation purposes was $0.00 since the Company’s common stock is not traded on any market. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2006 was: 12,408,500.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of April 10, 2007: 12,408,500.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (ASecurities Act@). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2006).

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

QUANTUM COMPANIES, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-KSB

Page
PART I

Item 1. DESCRIPTION OF BUSINESS	5

Item 2. DESCRIPTION OF PROPERTY	8

Item 3. LEGAL PROCEEDINGS	8

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS	8

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS	8

Item 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

Item 7.FINANCIAL STATEMENTS	12

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	12

Item 8A. CONTROLS AND PROCEDURES	12

Item 8B. OTHER INFORMATION	13

Item 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
PERSON; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT	14

Item 10.EXECUTIVE COMPENSATION	15

Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT	16

Item 12.CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS	17

Item 13.EXHIBITS AND REPORTS ON FORM 8-K	17

Item14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	18

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-2

PART I

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MERGER PLANS, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, REGULATORY CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO ACQUIRE A SUITABLE COMPANY OR EXISTING BUSINESS OR ADVERSELY IMPACT THE TERMS OF ANY ACQUISITION TRANSACTION. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS

INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1. Description of Business.

As used herein, the terms “we,” “our,” “us,” and the “Company” refer to Quantum Companies, Inc., a Nevada corporation.

Company Structure

Quantum Companies, Inc., a Nevada corporation (the “Company”) was incorporated in the state of Nevada on October 15, 1999. Initially the Company was formed to acquire real estate. On January 20, 2001, we entered into an agreement to purchase a seven unit apartment building from Triad Industries, Inc., a publicly-traded company. Later, this real estate was sold on August 13, 2002. We currently have no material assets or operations and our common stock is not currently traded in any market.

Our management is actively undertaking efforts to locate a private company which will serve as a suitable merger candidate. The exact form and nature of any transaction with a private has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated us as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

Currently, we seek to acquire a business or an entity that has an existing business. We have not selected any company for acquisition or merger and we do not currently intend to limit potential acquisition candidates to any particular field or industry, but we may limit acquisition or merger candidates to a particular field or industry.

We will not likely restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, our potential success is heavily dependent on our management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in one or more private placements.

Management anticipates that it will only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. Currently, our common stock is not trading in any public market and, as a result, the ability of the Company to acquire another business or company may be limited due to the lack of any trading market for the Company’s common stock. For these reasons, we may not attract a suitable merger candidate.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As is customary in the industry, we may pay a finder’s fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company’s Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. The amount of any such fees is not known at this time.

We currently have insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company may be able to offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a company that could gain public status at substantially less cost than is required to conduct an initial public offering.

The owners of the business opportunities will, however, typically incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. We will likely also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. For these and other reasons, we are subject to continuing uncertainties.

Item 1a. Factors that May Affect Future Results

We have no significant assets, business, or operations and there can be no assurance that we will ever have or acquire any assets, business, or operations at any time in the future. The Company is a mere Anon-trading public shell@ and currently we do not have any certain prospect of ever acquiring any business or operations. An investment into the Company or the purchase of our common stock should be considered appropriate only for those persons who can accept the total loss of their investment since the Company and the Company=s securities involve continuing and substantial risks that are not suitable or appropriate for investment purposes. Overall, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Lack of Business, Uncertainty, & Lack of Financial Resources and Lack of Any Source of Financing. While we are seeking to acquire a business or an interest in an operating company, the Company has no current active business. Under these circumstances and since the Company has and will continue to need financing to support its continued existence as a corporate enterprise. Further, we have only a minimal amount of financial resources and there is no certain prospect that the Company will obtain sufficient financial resources in the future.

2. Uncertainties of Company and Uncertainties of Future Plans. In the event that we are unable to develop any plans to develop or acquire a business for the Company or if the Company is unable to obtain necessary financing to support its corporate existence, we may not achieve any of our goals or plans. In addition, the regulatory burden imposed on us may increase as new securities laws and rules may limit our ability to acquire or close any acquisition.

3. Limited Management Time & Limited Management. We have only one corporate officer and he is employed on a full time basis in other pursuits. We have no current ability to pay suitable cash compensation to our sole officer and there can be no assurance that we will have sufficient cash resources in the future to do so.

4. No Existing Public Market . There is no public market for our Common Shares, and there is no guarantee that we will be successful in gaining any trading market for our common stock or, if one is achieved, that a continuous liquid trading market will ever develop. There can be no assurance that our Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, our Common Stock would likely have the status of a “Penny Stock” and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for our Common Stock will ever develop or, if it does develop, that it can be maintained.

5. Potential Dilution. In the event that the Company obtains any new financing or acquires a business or entity, the Company will likely result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders will likely incur substantial dilution.

Item 2. Description of Property

The Company maintains an office on a rent free basis under an oral agreement with the Company’s sole officer and director, Derek Jones.

Item 3. Legal Proceedings

The Company was not a party to any legal proceedings during 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has not held any meeting of the Company=s shareholders in 2006 and no action of the Company’s shareholders was taken in 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is not traded on any market and there is no guarantee that the Company’s common stock will gain any status as a publicly-traded company in the near future.

The Company has followed the policy of reinvesting earnings, if any, and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors.

The number of shareholders of record of Common Stock on December 31, 2006 was approximately 35.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The Company’s discussion and analysis of its financial condition and results of operations and plan of operation are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our financial condition and results of operations could be materially impaired.

Plan of Operation

We seek to acquire a business or a business entity. While we have had limited discussions with potential acquisition candidates, we have not identified any specific business, industry, or entity to acquire.

We continue to review and evaluate potential transactions but we can not be certain that we will be successful in identifying a suitable acquisition candidate or, if we are successful, that any transaction can be completed on any reasonable terms.

We are aware that the negotiations and closing of any acquisition may far exceed our current resources. We continue to evaluate our options and, to the extent that we are able, to examine potential acquisition opportunities.

Management Discussion and Analysis

Fiscal 2006 vs. Fiscal 2005

During the twelve months ending December 31, 2006 (AFiscal 2006"), our Revenues were $0 which compares to our Revenues of $0 for the twelve month period ending December 31, 2005 (AFiscal 2005"). The absence of revenues during both periods reflects the lack of any business.

During Fiscal 2006, we did record $54,361 as General Selling and Administrative Expenses. This compares to $4,067 in General Selling and Administrative Expenses incurred during Fiscal 2005. The increase in these expenses during Fiscal 2006 reflected the increased administrative and managerial efforts undertaken by us during Fiscal 2006. These expenses were primarily composed of office and management expenses; and accounting, legal, and other general and administrative expenses.

During Fiscal 2006 we recorded $2,669 in Other Income, $29,000 as a Gain on Marketable Securities and $4,000 as Interest Expense. The $29,000 was recorded after the Company sold 100,000 shares of Who’s Your Daddy, Inc. (OTCBB: WYDY) that were previously acquired. During Fiscal 2005, we recorded $75 as a Loss on Marketable Securities.

As a result, we recorded Net Loss from Continuing Operations of $26,692 during Fiscal 2006 compared to a Net Loss from Continuing Operations of only $4,142 during Fiscal 2005. The amount of our Net Loss in Fiscal 2006 was $26,692 and the Net Loss in Fiscal 2005 was $4,142.

The number of shares of our common stock during Fiscal 2006 was 7,166,582 compared to 301,116 during Fiscal 2005. This resulted in a Basic Loss Per Share of ($0.00) in Fiscal 2006 compared to a Basic Loss Per Share of ($0.01) in Fiscal 2005. There is no certain prospect that we will generate revenues in the near future.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from our estimates. While we are a development-stage company, the most significant areas involving our judgments and estimates are principally those involving our current liabilities and current assets.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we acquire a suitable business or entity is not known. It likely will be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We are not currently party to any off balance sheet arrangement as that term is defined in Item 303 (c)(2) of Regulation SB.

Safe Harbor for Forward-Looking Statements

This Form 10-KSB contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," and other similar terminology or the negative of these terms. From time to time we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-KSB, including those set forth in Section 1A entitled "Factors That May Affect Future Results." In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-KSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

Liquidity and Capital Resources

As of December 31, 2006 the Company had Total Current Liabilities of $0 compared to $20,000 as of December 31, 2005.

On December 31, 2006, the Company had $65,119 in Total Assets compared to $13,211 in Total Assets as of December 31, 2005. Since the Company has no source of revenues or existing business, the ability of the Company to meet its financial commitments is not certain. The Company continues to control its cash outlays and monitor the expenses it incurs so as to avoid unnecessary and unexpected cash needs.

Impact of Inflation

Because of our lack of any existing business, we do not believe that inflation had a significant impact on its sales or profits.

Item 7. Financial Statements.

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, but that such disclosure controls and procedures are not effective to insure reporting is on a timely basis. In addition, our Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate but that such disclosure controls and procedures are not effective to insure information is communicated to allow for timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-

Chang G. Park, CPA, Ph. D.

371 E STREET CHULA VISTA CALIFORNIA 91910-2615(

TELEPHONE (858)722-5953 FAX (858) 408-2695 FAX (858) 764-5480

E-MAIL changgpark@gmail.com (

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Quantum Companies, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Quantum Companies, Inc. (A Development Stage “Company”) as of December 31, 2006 and the related statements of operation, changes in shareholders’ equity and cash flows for the years then ended, and for the period from October 15, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Quantum Companies, Inc. as of December 31, 2005, and for the period from October 15, 1999 (inception) to December 31, 2005 were audited by other auditors whose report dated March 1, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Companies, Inc. as of December 31, 2006, and the results of its operation and its cash flows for the year then ended, and for the period from October 15, 1999 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang G. Park

CHANG G. PARK, CPA

March 8, 2007

San Diego, CA. 91910

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

QUANTUM COMPANIES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	December 31,	December 31,
	2006	2005

Current Assets

Cash	$119	$6,666
Trading securities	-	1,125
Loan receivable	65,000	-

Total Current Assets	65,119	7,791

Other Assets
Investments in other companies	-	2,000
Web-site	-	3,420

Total Other Assets	-	5,420

TOTAL ASSETS	$65,119	$13,211
	.

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$-	$-
Loan payable - related party	-	20,000

Total Current Liabilities	-	20,000

TOTAL LIABILITIES	-	20,000

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares
authorized; 12,408,500 and 308,500 shares issued and
outstanding as of December 31, 2006 and 2005)	12,409	3,085
Additional paid-in capital	205,441	117,765
Stock subscription receivable	-	(1,600)
Deficit accumulated during development stage	(152,731)	(126,039)

Total Stockholders' Equity (Deficit)	65,119	(6,789)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$65,119	$13,211

QUANTUM COMPANIES, INC.

(A Development Stage Company)
Statements of Operations

			October 15, 1999
			(Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenues	$-	$-	$-

Operating Expenses
General & administrative expenses	54,361	4,067	94,893

Total Operating expenses	54,361	4,067	94,893

Operating Income (Loss)	(54,361)	(4,067)	(94,893)

Other Income (Expenses)
Loss in investment	-	-	(3,000)
Loss on marketable securities	-	-	(900)
Other income	2,669	-	2,781
Gain on marketable securities	29,000	(75)	29,225
Interest expense	(4,000)	-	(4,000)

Total Other Income (Expenses)	27,669	(75)	24,106

Net Income (Loss) from continuing operations	$(26,692)	$(4,142)	$(70,787)

Discontinued Operations
Gain (loss) on operations of apartment building	-	-	(81,944)

Net Income (Loss)	(26,692)	(4,142)	(152,731)

Basic Income (Loss) Per Share	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	7,166,582	301,116

QUANTUM COMPANIES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From October 15, 1999 (inception) through December 31, 2006

					Deficit
		Common	Additional	Stock	Accumulated
	Common	Stock	Paid - in	Subscription	During	Total
	Stock	Amount	Capital	Receivable	Development
					Stage

Beginning balance, October 15, 1999	-	$ -	$ -	$ -	$ -	$ -

Common stock issued on October 15, 1999 for
organization costs @ $0.1 per share	10,000	10	990			1,000

Net income, December 31, 1999					-

Balance, December 31, 1999	10,000	10	990	-	-	1,000

Common stock issued on September 5, 2000 in
connection with a private placement valued @
$0.1 per share (less $5,000 stock subscription)	155,000	155	15,345	(5,000)		10,500

Common stock issued on September 5, 2000 for
subscription receivable @ $0.1 per share	16,000	16	1,584	(1,600)		-

Net loss, December 31, 2000					(1,000)	(1,000)

Balance, December 31, 2000	181,000	181	17,919	(6,600)	(1,000)	10,500

Common stock issued on March 1, 2001 in
connection with a real estate purchase contract
valued @ $1.00 per share	100,000	100	99,900			100,000

Net loss, December 31, 2001					(8,304)	(8,304)

Balance, December 31, 2001	281,000	281	117,819	(6,600)	(9,304)	102,196

Stock subscription received on April 30, 2002				5,000		5,000

Net loss, December 31, 2002					(81,505)	(81,505)

Balance, December 31, 2002	281,000	281	117,819	(1,600)	(90,809)	25,691

Common stock issued on April 9, 2003 for
directors fees @ $0.1 per share	17,500	18	1,732			1,750

Common stock issued on April 9, 2003 to
Corporate Capital @ $0.1 per share	10,000	10	990			1,000

Net loss, December 31, 2003					(17,869)	(17,869)

Balance, December 31, 2003	308,500	309	120,541	(1,600)	(108,678)	10,572

Net loss, December 31, 2004					(13,219)	(13,219)

Balance, December 31, 2004	308,500	309	120,541	(1,600)	(121,897)	(2,647)

Net loss, December 31, 2005					(4,142)	(4,142)

Balance, December 31, 2005	308,500	309	120,541	(1,600)	(126,039)	(6,789)

Stock subscription				1,600		1,600

Common stock issued on May 30, 2006 in
exchange for 100,000 shares of WYDY stock	7,300,000	7,300	65,700			73,000

Common stock issued on June 20, to
pay off debt @ $0.005 per share	4,800,000	4,800	19,200			24,000

Net lncome, December 31, 2006					(26,692)	(26,692)

Balance, December 31, 2006	12,408,500	$ 12,409	$ 205,441	$ -	$ (152,731)	$ 65,119

QUANTUM COMPANIES, INC.
(A Development Stage Company)
Statements of Cash Flows

			October 15, 1999
			(Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(26,692)	$(4,142)	$(152,731)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on marketable securities	(29,000)	-	(29,000)
Common stock issued for services	-	-	2,750

(Increase) decrease in assets:
Accounts receivables	-	2,000	-
Investment in trading securities	1,125	75	-
Increase (decrease) in liabilities:
Payables & current liabilities	-	(135)	-

Net cash provided by (used in) operating activities	(54,567)	(2,202)	(178,981)

CASH FLOWS FROM INVESTING ACTIVITIES

Notes receivable	(65,000)	-	(65,000)
Investments	2,000	-	-
Website development	3,420	-	-
Procceds from selling marketable securities	102,000	-	102,000

Net cash provided by (used in) investing activities	42,420	-	37,000

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscription	1,600	-	-
Proceeds from loans payable	4,000	-	24,000
Common stock	-	-	2,810
Paid in Capital	-	-	115,290

Net cash provided by (used in) financing activities	5,600	-	142,100

Net increase (decrease) in cash	(6,547)	(2,202)	119

Cash at beginning of year	6,666	8,868	-

Cash at end of year	$119	$6,666	$119

Supplemental Cash Flows Disclosures:

Cash paid during period for interest	$4,000.00	$-

Cash paid during period for income taxes	$-	$-

Schedule of Non-Cash Activities:

Common stock issued to pay off debt	24,000	-
Issurance on common stock in exchange for WYDY stock	$73,000	$-
	97,000	-

See accompanying notes to consolidated financial statements

QUANTUM COMPANIES, INC.

(A Development Stage Company)

Notes to Financial Statements

As of December 31, 2006

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

The Company is currently searching for an ideal merger candidate. The Company has issued 12,408,500 shares of $0.001 par value common stock.

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

QUANTUM COMPANIES, INC.

(A Development Stage Company)

Notes to Financial Statements

As of December 31, 2006

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

d.	Investments in Securities

Trading securities at December 31, 2005 were classified and disclosed as available for sale securities under the requirements of SFAS No. 130. Under such statement, the Company’s securities are required to be reflected at fair market value. As of December 31, 2006 the Company did not hold any investment in insecurities.

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

QUANTUM COMPANIES, INC.

(A Development Stage Company)

Notes to Financial Statements

As of December 31, 2006

NOTE 3.	GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 15, 1999 (inception) to December 31, 2006 and generated a net loss of $152,731. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	December 31,	December 30,
	2006	2005

Net income (loss) from operations – (Numerator)	$ (26,692)	$ (4,142)

Weighed average number of shares outstanding – (Denominator)	7,166,582	301,116

Basic Income (Loss) Per Share	$ (0.00)	$ (0.01)

NOTE 5. INCOME TAXES

As of December 31, 2006

Deferred tax assets:
Net operating tax carryforwards	$ 51,929
Other	-0-
Gross deferred tax assets	51,929
Valuation allowance	(51,929)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

QUANTUM COMPANIES, INC.

(A Development Stage Company)

Notes to Financial Statements

As of December 31, 2006

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

1999 Net Operating Income	$ 0
2000 Net Operating Loss	(1,000)
2001 Net Operating Loss	(8,304)
2002 Net Operating Loss	(81,505)
2003 Net Operating Loss	(17,869)
2004 Net Operating Loss	(13,219)
2005 Net Operating Loss	(4,142)
2006 Net Operating Loss	(26,692)
Net Operating Loss	$ (152,731)

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $152,731. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On October 15, 1999, the Company issued 10,000 shares of common stock at $.01 for consideration of $1,000 for organizational costs incurred by others for the Company.

In September of 2000, the Company issued 1,710,000 shares of common stock at $.10 in conjunction with a private placement offering by the Company for total consideration of $17,100. The Company received cash of $10,500 and is due $6,600 that has been recorded by the receipt of a stock subscription receivable by the Company.

On March 31, 2001, the Company issued 100,000 shares of common stock at $1.00 per share or consideration of $100,000 for the down payment of the Bancroft property purchase.

In April of 2002, the Company received $5,000 of the $6,600 the Company was due from the outstanding stock subscription receivable.

QUANTUM COMPANIES, INC.

(A Development Stage Company)

Notes to Financial Statements

As of December 31, 2006

NOTE 7. STOCK TRANSACTIONS (CONTINUED)

On April 9, 2003, the Company issued 17,500 shares of common stock at $0.10 per share to directors for services rendered.

On April 9, 2003 the Company issued 10,000 shares of common stock at $0.10 per share to Corporate Capital formation for services rendered.

On May 30, 2006, the Company issued 7,300,000 shares of common stock at $0.73 per share in exchange of 100,000 shares of WYDY common stock.

On June 22, 2006, the Company issued 4,800,000 shares of common stock at $0.005 per share to pay a note payable.

As of December 31, 2006, the Company had 12,408,500 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of December 31, 2006.

•	Common stock, $0.001 par value; 100,000,000 shares authorized: 12,408,500 shares issued and outstanding as of December 31, 2006.

15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. Management believes the internal control policies and procedures have been and are likely to continue to be effective in meeting these needs.

In addition, our internal control over financial reporting also includes policies and procedures that pertain to the timeliness of information and reporting, both to management and to the public. These policies and procedures are important to support Management’s decision making processes, to quickly identify inappropriate activities and minimize loss, and to empower investors with timely information in support of their investment decisions. Management has determined that these internal control policies and procedures have not been effective to ensure that financial statements for internal and external reporting purposes are prepared on a timely basis. In addition, management does not believe the necessary changes to these control policies and procedures to rectify this deficiency have been implemented. As such, management believes financial statements may continue to suffer from lack of timely preparation and dissemination, and that this condition will continue until adequate changes have been designed and implemented.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our By-laws authorize four directors. Currently we have only one Director. The Director serves until the next annual meeting of shareholders or until their successors are elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Derek Jones	69	CEO, Chairman, Chief Financial	04/01/06
3200 Airport Avenue,	Officer, & Secretary

Santa Monica, CA 90405

La Jolla, California 92037

Mr. Jones may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Derek Jones was elected the Company’s Chief Executive Officer, Chairman, Chief Financial Officer, and Secretary on April 1, 2006. From September 2001 to the present, Mr. Jones has been employed as a consultant. Mr. Jones is also a Director of Who’s Your Daddy, Inc., a publicly-traded company (OTCBB).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively "Covered Persons") to file initial reports of ownership (Form 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission as well as the Company and any exchange upon which the Company's Common Stock is listed.

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2006 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

No. of Reports Not

Filed
Name	Position	a Timely Basis(1)

Derek Jones	Chief Executive Officer	Form 3 and 4

____________________

(1)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2006.

Item 10. Executive Compensation

Compensation Discussion and Analysis

During 2006, the Company did not pay or compensate the Company’s officers or directors. The Company has limited cash reserves and the Company sole employee is its Chioef Executive Officer, Derek Jones. Since the Company is not a “listed company” (as that term is defined under SEC rules) and as a result the Company does not maintain and is not required to maintain a Compensation Committee. The Company’s limited financial resources and its limited prospect of obtaining any financial resources in the future has precluded the Company from entering into or giving any commitment for any long-term cash compensation to any officer or director.

Currently, the Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE 1

		Annual Compensaton			Long-Term Compensation
Awards Payouts
Name and				Other			LTIP
Principal		Salary	Bonus	Annual	Restricted	Securities	Payouts
Position	Year	($)	($)	Compen-	Stock	Underly-ing	($)	All Other
(a)	(b)	(c)	(d)	sation	Awards	Options/	(h)	Compen-
				($)	(s)	SARs		sation

				(e)	($)	(#)		($)
					(f)	(g)		(i)

Derek Jones
Chairman,
CEO,	2004	$0	$0	$0	$0	0	$0	$0
Secretary,	2005	$0	$0	$0	$0	0	$0	$0
and CFO......	2006	$5,000	$0	$5,000	$0	0	$0	$0
Total for All
Officers and
Directors as
a group (1	2004	$0	$0	$0	$0	0	$0	$0
person)	2005	$0	$0	$0	$0	0	$0	$0
	2006	$5,000	$0	$5,000	$5,000	0	$0	$0

Footnotes:

* No other compensation was paid, accrued or received by any of the Company’s officers or directors for any of the years shown.

(1) No stock options were issued or granted in 2004, 2005 or 2006.

With respect to cash salaries, the Company may change or increase salaries as the

Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 10, 2007:

Name of Stockholder	No of Common Shares Held	No. of Votes	Percentage of Total Votes
			Outstanding (1)
Derek Jones, CEO
Treasurer, Secretary,	100,000 Shares	100,000	0.81%
& Chairman

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS

(2006 Fiscal Year Individual Grants)

	No. Of	Percent of
	Securities	Total Options/
	Underlying	SARs Granted	Exercise of
	Options/SARS	to Employees	Base Price
	Granted	in Fiscal Year	($/Sh)	Expiration
Name	(#)	(c)1	(d)	Date
(a)	(b)			(e)
None	0	0%	$0	-
-
Total	0	0%	$0	-

Footnote:

(1) The Company did not have any outstanding exercisable stock options as of December 31, 2006.

Stock Options

The Company did not grant or issue any stock options in 2004, 2005, or 2006.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13.	Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K.

None.

(b) The Company hereby files the following Exhibits with this Annual Report:

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

Item 14.	Principal Accountant Fees and Services

Audit Fees

The anticipated aggregate fees to Chang Park, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year are approximately $10,000. Audit related services generally include fees for accounting consultations, business acquisitions, and work related thereto. No audit-related fees for assurance and related services were billed by or paid to Chang Park, CPA in 2004 or in 2005.

Tax Fees

An aggregate of $0 was spent for Tax Fees (as defined in Item 14(3) of Form 10-KSB of the Securities and Exchange Commission) during the last two fiscal years ended December 31, 2006.

Other Fees

No other fees for audit-related services or products were billed by or paid to Chang Park, CPA, in 2005 or 2006.

Audit Committee Charter

The Company currently does not have an audit committee but the Company intends to establish an Audit Committee of the Company’s Board of Directors and thereby to establish a Charter for the Audit Committee. For the year ending December 31, 2006 and due to limited financial resources, the Company has delayed the implementation of these plans until such later date at which the Company may have the financial resources available.

Audit Committee Report

Since the Company did not establish an Audit Committee for the year ending December 31, 2006, no Audit Committee Report for that period is available.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

Quantum Companies, Inc.

Date: April 11, 2007

By: /s/Derek Jones
Derek Jones

Chief Executive Officer

Chairman of the Board, Secretary, and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Derek Jones	Date: April 11, 2007
Derek Jones

Chief Executive Officer